Form 10QSB
period 1996-03-31
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1996-05-15
CIK 946737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 1-13890


                      BUREAU OF ELECTRONIC PUBLISHING, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                  22-2894444
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification
                                                      number)


        619 Alexander Road
    Princeton, New Jersey 08540                                    08540
    ---------------------------                                  ---------
(Address of principal executive offices)                         (Zip Code)

                                 (609) 514-1600
                           (Issuer's telephone number)


                   141 New Road, Parsippany, New Jersey 07054
                        (Former Name, Former Address and
                      Former Fiscal Year, if changed since
                                  last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                              YES_ X__    NO____


The number of shares outstanding of the issuer's common stock, par value $ .001 per share as of April 30, 1996 was 2,970,148 shares.


The number of the issuer's common stock purchase warrants outstanding as of April 30, 1996 was 1,340,476 warrants.


Transitional Small Business Disclosure Format:   Yes ____   No __X__


                           Page __1__ of __14___ pages


                     BUREAU OF ELECTRONIC PUBLISHING, INC.
                                   FORM 10-QSB


                                      INDEX


Part I       FINANCIAL INFORMATION                                       PAGE




 Item 1.     Financial Statements


                      Balance Sheet as of March 31, 1996                     3

                      Statements of Operations for the three
                      months ended March 31, 1996 and 1995.                  4

                      Statement of Changes in Shareholders' Equity
                      for the three months ended March 31, 1996.             5

                      Statements of Cash Flows for the three
                      months ended March 31, 1996 and 1995.                  6

                      Notes to Financial Statements                          7



Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10

Part II             OTHER INFORMATION

Item 2.             Changes in Securities                                   12

Item 6.             Exhibits and Reports on Form 8-K                        12


                    Signatures                                              13

Part I  FINANCIAL INFORMATION


Item 1.  Financial Statements

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                  March 31, 1996
                                                        --------------

CURRENT ASSETS
   Cash and Cash Equivalents                             $ 1,428,700
   Accounts Receivable, net of allowance
        for doubtful accounts
        of $200,000                                          304,094
   Inventories                                               310,368
   Prepaid Expenses and Other Current Assets                  98,311
                                                         -----------
                Total Current Assets                     $ 2,141,473

Property and Equipment, net of accumulated
        depreciation of $213,808                         $   326,072
Prepublication Costs, net of accumulated
        amortization of $1,074,818                         1,006,989
Investment in Joint Venture                                  250,000
Other Assets                                                  65,497
                                                              ------
                Total Assets                             $ 3,790,031
                                                         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRRENT LIABILITIES
   Accounts Payable                                      $   633,544
   Accrued Expenses                                          126,925
                                                         -----------
                Total Current Liabilities                $   760,469


SHAREHOLDERS' EQUITY
       Preferred Stock, par value $.001 per
         share - 2,000,000 shares
         authorized, no shares outstanding               $         0
      Common Stock, par value $.001 per
         share - 7,719,623
         shares authorized, 2,964,886
         shares issued and outstanding                         2,965
      Common Stock Purchase Warrants,
         1,340,476 warrants issued
         and outstanding                                     335,119
      Additional Paid-In Capital                           6,252,315
      Accumulated Deficit                                 (3,560,837)
                                                         -----------
                Total Shareholders' Equity               $ 3,029,562
                                                         -----------

                Total Liabilities and
                    Shareholders' Equity                 $ 3,790,031
                                                         ===========


       The accompanying notes are an integral part of this balance sheet.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,

                                                       1996               1995
                                                       ----               ----

NET SALES                                          $   185,968      $   668,860
COST OF SALES                                          345,271          311,355
                                                   -----------      -----------
                Gross (Loss) Profit                $  (159,303)     $   357,505

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                            $ 1,063,708      $   573,725
                                                   -----------      -----------

                Loss from operations               $(1,223,011)     $  (216,220)

INTEREST EXPENSE, net                                        0          253,461
OTHER INCOME                                            29,141                0
                                                   -----------      -----------
                Loss before income taxes           $(1,193,870)     $  (469,681)

PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------
                Net Loss                           $(1,193,870)     $  (469,681)
                                                   ===========      ===========


NET LOSS PER COMMON
     SHARE OUTSTANDING                             $     (0.41)     $     (0.29)
                                                   ===========      ===========

COMMON SHARES OUTSTANDING                            2,942,606        1,643,446
                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                                                                 Issued and
                                     Authorized     Authorized      Issued and                  Outstanding
                                     Preferred        Common       Outstanding                     Common
                                      Shares          Shares      Common Shares     Amount        Warrants        Amount
                                      ------          ------      -------------     ------        --------        ------
BALANCE - December 31, 1995            2,000,000       7,719,623      2,927,298    $ 2,927        1,340,476      $ 335,119

   Issuance of common stock                                              37,588         38                0              0
   Net loss for the three months
       ended March 31, 1996                                                   0          0                0              0
                                                                              -          -                -              -

BALANCE - March 31, 1996               2,000,000       7,719,623      2,964,886   $  2,965        1,340,476  $     335,119
                                       =========       =========      =========   ========        =========  =============


                                       Additional
                                         Paid-in       Accumulated
                                         Capital       (Deficit)       Total
                                         -------        --------       -----

BALANCE - December 31, 1995            $6,130,568   $  (2,366,967)  $ 4,101,647

   Issuance of common stock               121,747               0       121,785
   Net loss for the three months
       ended March 31, 1996                     0      (1,193,870)   (1,193,870)
                                                -     -----------   -----------

BALANCE - March 31, 1996             $  6,252,315    $ (3,560,837)  $ 3,029,562
                                     ============    ============   ===========






         The accompanying notes are an integral part of this statement.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                           March 31,           March 31,
                                                             1996               1995
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                          $ (1,193,870)      $ (469,681)
                                                          ------------       ----------

Adjustments to reconcile net loss to net
    cash provided by operating activities
        Depreciation of property and equipment                  22,141           10,834
        Provision for doubtful accounts                        341,581                0
        Amortization of prepublication costs                   179,705           76,929
        Amortization of financing costs                              0          187,500
        Changes in operating assets and liabilities-
            (Increase) decrease in accounts receivable         (87,344)         327,858
            Decrease (increase) in  inventories                 56,826          (58,569)
            Decrease in prepaid expenses and
                other current assets                             6,896            1,462
            (Increase) decrease in other assets                 (7,497)          53,625
             Increase in accounts payable,
                and accrued expenses                           153,331           13,718
                                                           -----------      -----------

                Total adjustments                              665,639          613,357
                                                           -----------      -----------

                Net cash (used in) provided by
                    operating activities                      (528,231)         143,676
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                    (147,861)          (5,842)
        Increase in prepublication costs                      (269,583)        (162,474)
                                                           -----------      -----------

             Net cash used in investing activities            (417,444)        (168,516)
                                                           -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

        Issuance of common stock                               121,785           28,220
                                                           -----------      -----------
            Net cash provided by financing activities          121,785           28,220

            Net (decrease) increase in cash                   (823,980)           3,380

CASH and CASH EQUIVALENTS,
            beginning of period                              2,252,590           52,224
                                                           -----------      -----------

CASH and CASH EQUIVALENTS, end of period                   $ 1,428,700      $    55,604
                                                           ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid during the period for interest             $         0      $    17,671
      Cash paid during the period for taxes                         50                0
                                                           ===========      ===========



        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1996 AND MARCH 31, 1995


1.       Financial Statements

The balance sheet as of March 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and notes thereto. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.       Summary of Accounting Policies

  Cash and Cash Equivalents-
      The Company considers cash on hand, cash on deposit with banks and United States Treasury Bill investments to be cash equivalents.

  Inventories-
      Inventories, principally finished goods available for distribution, are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. It is the Company's policy to review the composition of its inventory on an ongoing basis and reserve or dispose of obsolete, slow-moving or nonsalable inventory. As of March 31, 1996 the Company maintained an inventory reserve balance of $190,000.

  Property And Equipment-
      Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which ranges from four to seven years.

   Prepublication Costs-

      Prepublication costs, including editing and design of new CD-ROM titles, have been capitalized and are being amortized as a component of cost of sales. Amortization expense is computed on a product-by-product basis using the greater of (a) the ratio that current period gross revenue bears to the total of current and anticipated future gross revenues or (b) straight-line over the estimated economic life of the product (not exceeding three years). Amortization commences in the period in which the products are available for general release. Prepublication costs include salaries and other direct production costs incurred once technological feasibility is established and licensing rights, if any, are obtained for the titles. Research and development costs incurred prior to this point are expensed as incurred. Such costs were not significant for the periods presented.

      The Company evaluates the carrying value of prepublication costs for each title on an ongoing basis in relation to anticipated future sales and, where appropriate, provides additional write downs of unamortized balances or accelerates the amortization rate so that the individual unamortized title costs do not exceed their net realizable value. During the three months ended March 31, 1996 and 1995, accelerated amortization of prepublication costs were approximately $108,000 and $0, respectively.

  Investment in Joint Venture-
      During August 1995, the Company and the American Management Association ("AMA") formed a joint venture to develop and publish AMA materials on CD-ROM and the Internet. The new company, AMACOM New Media, Inc., combines resources of these two publishers and is 50% owned by each party. During December 1995 the Company contributed $250,000 to the joint venture to provide initial funding requirements.

  Revenue Recognition-
      Sales revenue is recognized when products are shipped to customers, since there are no remaining significant service or support obligations or warranties associated with the product sale and collectibility of the sale is probable. Technical support provided to consumers who purchase the Company's products generally occurs at or shortly after the time of sale. Such costs are not significant in relation to the product sale and are expensed as incurred. The effect of this treatment for technical support costs is not material to the results of operations for all periods presented. The Company provides a reserve for possible returns from customers, vendor price protection and discount allowances based upon historical experience as well as current and anticipated trends. These reserves are included in the allowance for doubtful accounts.

  Guaranty and Warranty Policies-
      The Company maintains a 30-day money back guaranty and a one-year defective product warranty for products that are sold by the Company to ultimate retail consumers. Product guaranty and warranty expense is not significant in relation to the product sale and is expensed when incurred. The effect of this accounting treatment is not material to the results of operations for any period presented.

  Advertising and Catalog Costs-
      Advertising and catalog costs associated with distribution of the Company's products are expensed as incurred.

  Income Taxes-
      Through September 13, 1994, the Company elected to be taxed as an S Corporation under the applicable sections of the Internal Revenue Code of 1986 (the "Code"). Under these sections of the Code, the net income (loss) of the Company was taxed (passed through) to the shareholders for Federal income tax purposes. Effective September 13, 1994 the Company's S Corporation election was voluntarily revoked, subjecting the Company to corporate income taxes subsequent to that date. Accumulated earnings of approximately $33,000 through September 13, 1994 have been included as a component of additional paid-in capital.

      The Company uses the liability method of computing deferred income taxes. Deferred taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

  Net Loss Per Common Share
      Net loss per common share has been computed by dividing net loss by the weighted number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. All other warrants and options have not been considered in the computation of net loss per common share as they would be anti-dilutive.


3.    Shareholders' Equity

      On August 11, 1995 the Company sold to the public 1,000,000 shares of the Company's common stock at a price of $5.00 per share as well as redeemable common stock purchase warrants (the "Warrants") at a price of $.25 per Warrant. The Warrants initially permitted the holders thereof to purchase 1,000,000 shares of the Company's common stock in the future at an exercise price of $7.50 per share. The exercise price of such Warrants was subsequently reduced by the Company (see note 4). On October 2, 1995 the Company received net proceeds of $685,125 from the sale of 150,000 shares of the Company's common stock and 150,000 of the Company's Warrants. These shares and Warrants were issued upon the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering which occurred in August 1995. Net proceeds to the Company after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the initial public offering were approximately $4,400,000.

      Pursuant to an agreement dated September 9, 1994, 113,337 warrants were granted to a consultant of the Company at an exercise price of $3.24 per share, which was based upon the price of the stock sold to a group of unaffiliated investors in 1994. As of March 31, 1996, 37,588 of these warrants were exercised. Of the warrants remaining outstanding, 55,749 expire in 1999 and 20,000 expire in the year 2000.

4.    Subsequent Events

      On April 4, 1996, the Board of Directors of the Company declared a 5% stock dividend for all holders of record as of April 30, 1996 of the Company's common stock. The stock dividend will be paid by the Company on May 24, 1996. The two largest shareholders of the Company, Larry Shiller and Richard and Georgia Raysman, as joint tenants, have elected not to receive such stock dividend. Mr. Shiller is a Director, President and Chief Executive Officer of the Company and Mr. Raysman is a Director of the Company.

      On April 4, 1996, the Company also announced that it had extended the expiration date of, and reduced the exercise price of, its Warrants that were issued as part of the Company's initial public offering which was consummated in August 1995. Each Warrant previously expired on August 10, 1998 and entitled the holder to purchase one share of the Company's common stock at a price of $7.50 per share. For holders of Warrants of record as of April 15, 1996, each Warrant will now expire on August 10, 1999 and will entitle the holder to purchase one share of the Company's common stock at a price of $6.50 per share. All other terms and provisions of the Warrants remain unchanged.

      On April 15, 1996, 5,262 of the warrants granted to a consultant of the Company were exercised at an exercise price of $3.24 per share. Such warrants are discussed in Note 3. Of the warrants remaining outstanding subsequent to that date, 50,487 expire in 1999 and 20,000 expire in the year 2000.
                                        9

Item 2.


                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



The Company was incorporated in 1988 as a distributor of titles, drives and accessories for the CD-ROM (Compact Disc-Read Only Memory) industry. It issued its first internally developed title in 1990 and by 1993 the Company completed phase out of third-party titles and marketed and sold solely its own titles. Fiscal year 1994 was the first full year in which substantially all net sales of the Company were generated by internally developed titles. During 1995 the Company entered into a joint venture agreement with the American Management Association ("AMA") to develop and publish AMA materials on CD-ROM and the Internet. In addition, the Company entered into an exclusive distribution arrangement with BVE Products, Inc. for Everything Weather. The Company's strategy is to internally develop high quality informational and educational interactive multimedia software based on licenses of existing print and other media properties primarily in fields that will achieve sustained consumer appeal and brand name recognition. The Company's products are intended for use by adults and students in homes, businesses, schools and libraries. The Company develops and publishes its software on CD-ROMs for use on personal computers using Windows(TM), Macintosh and MS-DOS based CD-ROM playback systems.


Results of Operations

Three Months ended March 31, 1996 and 1995

Net sales for the three months ended March 31, 1996 were $185,968 as compared to $668,860 for the comparable period of 1995, or a decrease of $482,892 or 72%. The decrease is primarily the result of lower sales attributable to lack of new title releases and sluggishness in the retail channel.

Cost of sales totaled $345,271 or 185.6% of net sales for the first three months of 1996 as compared to $311,355 or 46.5% of net sales for the first three months of 1995. The increase as a percentage of net sales is primarily due to higher software amortization expenses related to the effect of a shorter time period over which these costs are amortized and higher inventory reserves for packaging materials. Also included in cost of sales is royalties on titles paid to content providers which decreased approximately $6,100 from the first quarter 1996 compared to the first quarter of 1995 due to the decrease in sales. As a result primarily of the increase in the amortization of pre-publication costs and the higher inventory reserves for packaging materials, the Company's gross profits as a percentage of net sales were lower in 1996 as compared to 1995. Gross (losses) profits were (85.6%) of net sales, or ($159,303) in the first three months of 1996 as compared to 53.4% of net sales or $357,505 during the same period in 1995.

Selling, general and administrative expenses, totaled $1,063,708 and $573,725 during the first three months of 1996 and 1995, respectively, an increase of $489,983 or 85.4%. As a percentage of sales, selling, general and administrative expenses increased to 572% during the first three months of 1996 from 85.8% during the same period in 1995. The increased efforts to sell older titles led to increases in certain variable selling expenses such as co-marketing expenses, which are traditionally shared among the Company and its distributors, plus higher reserves for doubtful accounts. Also, higher personnel costs due to staffing increases and higher average salaries contributed to the increase in selling, general and administrative expenses.

Operating loss for the period ended March 31, 1996 was $1,223,011 or 657.6% of net sales, as compared to $216,220 or 32.3% of net sales during the same period in 1995.

Interest expenses for the period ended March 31, 1996 were $0. Interest expenses for the first three months of 1995 were $253,461 or 37.9% of net sales due to the November 1994 tranche of the Company's bridge financing ("Bridge Financing") and the amortization of $187,500 of the value of the common stock and the redeemable common stock purchase warrants that were issued to the investors in the Bridge Financing upon the consummation of the Company's initial public offering in August 1995.

Due to the combination of the preceding factors, pre-tax losses increased $724,189 to a loss of $1,193,870 or 641.9% of net sales during the three months ended March 31, 1996, from a loss of $469,681 or 70.2% of net sales during the comparable period of 1995.






Liquidity and Capital Resources

The Company had a working capital surplus of $1,381,004 at March 31, 1996, which represented a decrease of $1,295,180 from the working capital surplus of $2,676,184 at December 31, 1995. The increase in the working capital deficit was due mainly to a lower level of accounts receivable at the end of the first quarter of 1996 as compared to year end 1995, the increase in inventory reserves for packaging materials, the use of cash to fund product development and the Company's recent relocation to Princeton, New Jersey. The Company's cash position decreased to $1,428,700 at March 31, 1996 from $2,252,590 at December 31, 1995.

The Company's operating activities (used) or provided cash of ($528,231) and $143,676 for the first three months of 1996 and 1995, respectively. In the first three months of 1996 the net loss of $1,193,870 was partly offset, primarily by the provision for doubtful accounts, the amortization of pre-publication costs, the increase in inventory reserves for packaging materials, and an increase in accounts payable and accrued expenses. In addition, cash was used to finance an increase in inventories. For the first three months 1995, the Company's operating activities provided cash of $143,676 primarily by a decrease in accounts receivable.

The Company's investing activities used cash of $417,444, and $168,516 during the first three months of 1996 and 1995, respectively. The principal use of this cash was the capitalization of prepublication costs involved in the development of new titles, and the purchase of property and equipment in connection with the Company's recent relocation to Princeton, New Jersey.

The Company's financing activities provided cash of $121,785 and $28,220 for the first three months of 1996 and 1995, respectively, primarily by the issuance of common stock.



During the first quarter of 1996, the Company experienced negative cash flow of approximately $275,000 per month. If such rate of negative cash flow continues, the Company's current cash resources will be sufficient to fund its operations for only five months. Therefore, the long-term future of the Company is dependent upon the Company's ability to increase its sales, reduce its expenses and/or raise additional funds through bank borrowings, lines of credit, new issuances of its debt and/or equity securities or from other sources. There can be no assurance that the Company will be able to increase its sales, reduce its expenses or raise such additional funds.

PART II  OTHER INFORMATION


Item 2.  Changes in Securities

         On April 4, 1996, the Company announced that it had extended the expiration date of, and reduced the exercise price of, its Warrants that were issued as part of the Company's initial public offering which was consummated in August 1995. Each Warrant previously expired on August 10, 1998 and entitled the holder to purchase one share of the Company's common stock at a price of $7.50 per share. For holders of Warrants of record as of April 15, 1996, each Warrant will now expire on August 10, 1999 and will entitle the holder to purchase one share of the Company's common stock at a price of $6.50 per share.
         All other terms and provisions of the Warrants remain unchanged.


Item 6.  Exhibits and Reports on Form 8-K




(a)      EXHIBIT INDEX



EXHIBIT DESCRIPTION                                                PAGE NO.


11       Calculation of Net Loss per Common Share                      14



(b)      REPORTS ON FORM 8-K

         On April 29, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K disclosed the revisions to the terms of the Company's Warrants discussed in item 2 above and the declaration by the Company of a 5% stock dividend to shareholders of record as of April 30, 1996. The stock dividend will be paid by the Company on May 24, 1996. The two largest shareholders of the Company, Larry Shiller and Richard and Georgia Raysman, as joint tenants, have elected not to receive such stock dividend. Mr. Shiller is a Director, President and Chief Executive Officer of the Company and Mr. Raysman is a Director of the Company.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           BUREAU OF ELECTRONIC PUBLISHING, INC.


Date:                 May 14, 1996                  By: /s/ Larry Shiller
                                                        -----------------
                                                    Larry Shiller, President and
                                                       Chief Executive Officer



Date:                 May 14, 1996                  By: /s/ Elliott S. Eisenberg
                                                        ------------------------
                                                    Elliott S. Eisenberg, Chief
                                                    Operating Officer