Form 10QSB
period 1996-06-30
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1996-08-14
CIK 946737

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    JUNE 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 1-13890


                      BUREAU OF ELECTRONIC PUBLISHING, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                          22-2894444
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification number)


        619 Alexander Road
     Princeton, New Jersey 08540                                08540
- ----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)

                                 (609) 514-1600
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               YES_ X__   NO____


The number of shares outstanding of the issuer's common stock, par value $ .001 per share as of August 1, 1996 was 4,349,869 shares.
                                   ---------

The number of the issuer's common stock purchase warrants outstanding as of August 1, 1996 was 1,340,476 warrants.
                   ---------

Transitional Small Business Disclosure Format:   Yes ____   No __X__


                           Page __1__ of __21___ pages





                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                                   FORM 10-QSB


                                      INDEX


Part I       FINANCIAL INFORMATION                                         PAGE

Item 1.      Financial Statements


                    Balance Sheet as of June 30, 1996                        3

                    Statements of Operations for the three and
                    six months ended June 30, 1996 and 1995.                 4

                    Statement of Changes in Shareholders' Equity
                    for the six months ended June 30, 1996.                  5

                    Statements of Cash Flows for the three and
                    six months ended June 30, 1996 and 1995.                 6

                    Notes to Financial Statements                            7



Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10





Part II             OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security-
                    Holders                                                 13

Item 6.       Exhibits and Reports on Form 8-K                              13



                    Signatures                                              14

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                  June 30, 1996
- ------                                                                  -------------

CURRENT ASSETS
   Cash and Cash Equivalents                                              $ 1,438,425
   Accounts Receivable, net of allowance for doubtful accounts
        of $200,000                                                           267,573
   Inventories                                                                337,355
   Prepaid Expenses and Other Current Assets                                  100,270
                                                                          -----------
                Total Current Assets                                      $ 2,143,623

Property and Equipment, net of accumulated depreciation of $237,425       $   507,461
Prepublication Costs, net of accumulated amortization of $367,281           1,164,478
Investment in Joint Venture                                                   230,000
Other Assets                                                                   77,166
                                                                          -----------
                Total Assets                                              $ 4,122,728
                                                                          -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRRENT LIABILITIES
   Accounts Payable                                                       $   609,061
   Accrued Expenses                                                           138,065
                                                                          -----------
                Total Current Liabilities                                 $   747,126


SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.001 per share - 2,000,000 shares
         authorized, no shares outstanding                                $         0
      Common Stock, par value $.001 per share - 7,719,623
         shares authorized, 3,937,869 shares issued and outstanding             3,938
      Common Stock Purchase Warrants, 1,340,476 warrants issued
         and outstanding                                                      335,119
      Additional Paid-In Capital                                            7,375,891
      Accumulated Deficit                                                  (4,339,346)
                                                                          -----------
                Total Shareholders' Equity                                $ 3,375,602
                                                                          -----------
                Total Liabilities and Shareholders' Equity                $ 4,122,728
                                                                          -----------


       The accompanying notes are an integral part of this balance sheet.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Six Months Ended            Three Months Ended
                                                    June 30,                      June 30,
                                                    --------                      --------
                                               1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------
NET SALES                                  $   273,244    $ 1,441,495    $    87,276    $   772,635

COST OF SALES                                  487,291        572,784        142,020        261,429
                                           -----------    -----------    -----------    -----------

                Gross (Loss) Profit        $  (214,047)   $   868,711    $   (54,744)   $   511,206

SELLING, GENERAL and
     ADMINISTRATIVE EXPENSES               $ 1,778,865    $ 1,145,169    $   715,157    $   571,444
                                           -----------    -----------    -----------    -----------

                Loss from operations       $(1,992,912)   $  (276,458)   $  (769,901)   $   (60,238)

EQUITY in LOSS of INVESTMENT
     in JOINT VENTURE                           20,000              0         20,000              0

INTEREST EXPENSE                                    48        920,262             48        666,801

OTHER INCOME                                    40,581            767         11,440            767
                                           -----------    -----------    -----------    -----------
                Loss before income taxes   $(1,972,379)   $(1,195,953)   $  (778,509)   $  (726,272)

PROVISION FOR INCOME TAXES                           0              0              0              0
                                           -----------    -----------    -----------    -----------

                Net Loss                   $(1,972,379)   $(1,195,953)   $  (778,509)   $  (726,272)
                                           ===========    ===========    ===========    ===========

NET LOSS PER COMMON
     SHARE OUTSTANDING                     $     (0.65)   $     (0.69)   $     (0.25)   $     (0.42)
                                           ===========    ===========    ===========    ===========

COMMON SHARES OUTSTANDING                    3,037,709      1,725,166      3,089,591      1,725,166
                                           ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       FOR SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                  Issued and                 Issued and
                                    Authorized      Authorized    Outstanding                Outstanding
                                    Preferred         Common        Common                     Common
                                      Shares          Shares        Shares        Amount      Warrants       Amount
                                    ----------     -----------    ------------   -------     ------------    ------
BALANCE - December 31, 1995          2,000,000      7,719,623      2,927,298      $2,927      1,340,476      $335,119



   Issuance of common stock                                           37,588          38              0             0

   5% stock dividend                                                  81,721          82              0             0

   Issuance of common stock                                            5,262           5              0             0

   Issuance of common stock                                          886,000         886              0             0


   Net loss for the six  months
       ended June 30, 1996                                                 0           0              0             0
                                                                   ---------      ------      ---------      --------

BALANCE - June 30, 1996              2,000,000      7,719,623      3,937,869      $3,938      1,340,476      $335,119
                                     =========      =========      =========      ======      =========      ========



                                           Additional
                                            Paid-in      Accumulated
                                            Capital       (Deficit)       Total
                                          -----------    -----------      -----
BALANCE - December 31, 1995               $6,130,568    $(2,366,967)    $4,101,647



   Issuance of common stock                  121,747          0            121,785

   5% stock dividend                             (82)         0              0

   Issuance of common stock                   17,044          0             17,049

   Issuance of common stock                1,106,614          0          1,107,500


   Net loss for the six  months
       ended June 30, 1996                         0     (1,972,379)    (1,972,379)
                                        ------------   ------------     ----------

BALANCE - June 30, 1996                 $  7,375,891   $ (4,339,346)    $3,375,602
                                        ============   =============    ==========


         The accompanying notes are an integral part of this statement.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended              Three Months Ended
                                                               ----------------              ------------------
                                                            June 30,        June 30,        June 30,      June 30,
                                                              1996            1995            1996          1995
                                                          -----------     -----------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                          $(1,972,379)    $(1,195,953)    $  (778,509)    $(726,272)
                                                          -----------     -----------     -----------     ---------

Adjustments to reconcile net loss to net
    cash provided by operating activities
        Depreciation of property and equipment                 53,104          24,820          30,963        13,986
        Provision for doubtful accounts                       341,581               0               0             0
        Amortization of prepublication costs                  281,913         160,914         102,208        83,985
        Amortization of financing costs                             0         732,143               0       544,643
        Equity in loss of investment in joint venture          20,000               0          20,000             0
        Changes in operating assets and liabilities-
            (Increase) decrease in accounts receivable        (50,823)        (99,453)         36,521      (427,311)
            Decrease (increase) in  inventories                29,839           5,055         (26,987)       63,624
            Decrease (increases) in prepaid expenses and
              other current assets                              4,937        (102,914)         (1,959)     (104,376)
            (Increase) decrease in other assets               (19,166)         84,107         (11,669)       30,482
            Increase (decrease) in accounts payable,
              and accrued expenses                            139,988         183,403         (13,343)      169,685
                                                          -----------     -----------     -----------     ---------

                Total adjustments                             801,373         988,075         135,734       374,718
                                                          -----------     -----------     -----------     ---------

                Net cash used in operating activities      (1,171,006)       (207,878)       (642,775)     (351,554)
                                                          -----------     -----------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                   (360,213)        (57,096)       (212,352)      (51,254)
        Increase in prepublication costs                     (529,280)       (315,470)       (259,697)     (152,796)
                                                          -----------     -----------     -----------     ---------

             Net cash used in investing activities           (889,493)       (372,566)       (472,049)     (204,050)
                                                          -----------     -----------     -----------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from bridge loan                                   0         500,000               0       500,000
        Issuance of common stock                            1,246,334          28,220       1,124,549             0
                                                          -----------     -----------     -----------     ---------
            Net cash provided by financing activities       1,246,334         528,220       1,124,549       500,000
                                                          -----------     -----------     -----------     ---------

            Net (decrease) increase in cash                  (814,165)        (52,224)          9,725       (55,604)

CASH and CASH EQUIVALENTS,
            beginning of period                             2,252,590         (52,224)      1,428,700        55,604
                                                          -----------     -----------     -----------     ---------


CASH and CASH EQUIVALENTS, end of period                  $ 1,438,425     $         0     $ 1,438,425     $       0
                                                          ===========     ===========     ===========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid during the period for interest            $        48     $    44,228     $        48     $  26,557
      Cash paid during the period for taxes                        50               0              50             0
                                                          ===========     ===========     ===========     =========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1996 AND JUNE 30, 1995


1.    Financial Statements

The balance sheet as of June 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the periods ended June 30, 1996 and 1995 have been prepared by Bureau of Electronic Publishing, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and notes thereto. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.    Summary of Accounting Policies

  Cash and Cash Equivalents-
      The Company considers cash on hand, cash on deposit with banks and United States Treasury Bill investments to be cash equivalents.

  Inventories-
      Inventories, principally finished goods available for distribution, are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. It is the Company's policy to review the composition of its inventory on an ongoing basis and reserve or dispose of obsolete, slow-moving or nonsalable inventory. As of June 30, 1996 the Company maintained an inventory reserve balance of $206,000.

  Property And Equipment-
      Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which ranges from four to seven years.

  Prepublication Costs-
      Prepublication costs, including editing and design of new CD-ROM titles, have been capitalized and are being amortized as a component of cost of sales. Amortization expense is computed on a product-by-product basis using the greater of (a) the ratio that current period gross revenue bears to the total of current and anticipated future gross revenues or (b) straight-line over the estimated economic life of the product (not exceeding two years). Amortization commences in the period in which the products are available for general release. Prepublication costs include salaries and other direct production costs incurred once technological feasibility is established and licensing rights, if any, are obtained for the titles. Research and development costs incurred prior to this point are expensed as incurred. Such costs were not significant for the periods presented.

      The Company evaluates the carrying value of prepublication costs for each title on an ongoing basis in relation to anticipated future sales and, where appropriate, provides additional write downs of unamortized balances or accelerates the amortization rate so that the individual unamortized title costs do not exceed their net realizable value. During the six months ended June 30, 1996 and 1995, accelerated amortization of prepublication costs were approximately $108,000 and $0, respectively.

  Investment in Joint Venture-
      During August 1995, the Company and the American Management Association ("AMA") formed a joint venture to develop and publish AMA materials on CD-ROM and the Internet. The new company, Amacom New Media, Inc., combines resources of these two publishers and is 50% owned by each party. During December 1995 the Company contributed $250,000 to the joint venture to provide initial funding requirements. For the six months ended June 30, 1996, the joint venture incurred expenses of approximately $40,000 of which the Company's share is 50% or $20,000.

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

  Income Taxes-
      The Company uses the liability method of computing deferred income taxes. Deferred taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities. No benefit has been reflected for the Company's net operating loss until such time as realization of this benefit is more likely than not.

  Net Loss Per Common Share
      Net loss per common share has been computed by dividing net loss by the weighted number of common shares outstanding after giving retroactive effect to the 5% stock dividend declared in April 1996. As required by the Securities and Exchange Commission rules, all warrants, options and shares within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. All other warrants and options have not been considered in the computation of net loss per common share as they would be anti-dilutive.

3.    Shareholders' Equity

      On August 11, 1995 the Company sold to the public 1,000,000 shares of the Company's common stock at a price of $5.00 per share as well as redeemable common stock purchase warrants (the "Warrants") at a price of $.25 per Warrant. The Warrants initially permitted the holders thereof to purchase 1,000,000 shares of the Company's common stock in the future at an exercise price of $7.50 per share. The exercise price of such Warrants was subsequently reduced by the Company (see below). On October 2, 1995 the Company received net proceeds of $685,125 from the sale of 150,000 shares of the Company's common stock and 150,000 of the Company's Warrants. These shares and Warrants were issued upon the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering which occurred in August 1995. Net proceeds to the Company after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the initial public offering were approximately $4,400,000.

      Pursuant to an agreement dated September 9, 1994, 113,337 warrants were granted to a consultant of the Company at an exercise price of $3.24 per share, which was based upon the price of the stock sold to a group of unaffiliated investors in 1994. As of June 30, 1996, 42,850 of these warrants were exercised. Of the warrants remaining outstanding, 50,487 expire in 1999 and 20,000 expire in the year 2000.

      On April 4, 1996, the Board of Directors of the Company declared a 5% stock dividend for all holders of record as of April 30, 1996 of the Company's common stock. The stock dividend was paid by the Company on May 24, 1996. The two largest shareholders of the Company, Larry Shiller and Richard and Georgia Raysman, as joint tenants, elected not to receive such stock dividend. Mr. Shiller is a Director, President and Chief Executive Officer of the Company and Mr. Raysman is a Director of the Company.

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


4.    Subsequent Events

      On July 31, 1996, the Company completed a financing in the amount of $1,835,000 with an investor group for the sale of up to 40 units consisting of its common stock and its common stock purchase warrants. Each unit was priced at $50,000 and consisted of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at an exercise price of $2.00 per share upon the terms and conditions more fully set forth in such warrants.

Item 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company was incorporated in 1988 as a distributor of titles, drives and accessories for the CD-ROM (Compact Disc-Read Only Memory) industry. It issued its first internally developed title in 1990 and by 1993 the Company completed phase out of third-party titles and marketed and sold solely its own titles. Fiscal year 1994 was the first full year in which substantially all net sales of the Company were generated by internally developed titles. During 1995 the Company entered into a joint venture agreement with the American Management Association ("AMA") to develop and publish AMA materials on CD-ROM and the Internet. In addition, the Company entered into an exclusive distribution arrangement with The Weather Channel Enterprises, Inc. (formerly known as BVE Products, Inc.) for Everything Weather. The Company's strategy is to internally develop high quality informational and educational interactive multimedia software based on licenses of existing print and other media properties primarily in fields that will achieve sustained consumer appeal and brand name recognition. The Company's products are intended for use by adults and students in homes, businesses, schools and libraries. The Company develops and publishes its software on CD-ROMs for use on personal computers using Windows(TM), Macintosh and MS-DOS based CD-ROM playback systems.


Results of Operations

Six Months ended June 30, 1996 and 1995

Net sales for the six months ended June 30, 1996 were $273,244 as compared to $1,441,495 for the comparable period of 1995, or a decrease of $1,168,251 or 81%. The decrease is primarily the result of lower sales attributable to lack of new title releases and sluggishness in the retail channel.

Cost of sales totaled $487,291 or 178.3% of net sales for the first six months of 1996 as compared to $572,784 or 39.7% of net sales for the first six months of 1995. The increase as a percentage of net sales is primarily due to higher software amortization expenses related to the effect of a shorter time period over which these costs are amortized and higher inventory reserves for packaging materials. Also included in cost of sales is royalties on titles paid to content providers which decreased approximately $26,000 for the first six months of 1996 compared to the first six months of 1995 due to the decrease in sales. As a result primarily of the increase in the amortization of pre-publication costs and the higher inventory reserves for packaging materials, the Company's gross profits as a percentage of net sales were lower in 1996 as compared to 1995. Gross losses were (78.3%) of net sales, or ($214,047) in the first six months of 1996 as compared to gross profits of 60.3% of net sales or $868,711 during the same period in 1995.

Selling, general and administrative expenses, totaled $1,778,865 and $1,145,169 during the first six months of 1996 and 1995, respectively, an increase of $633,696 or 55.3%. As a percentage of net sales, selling, general and administrative expenses increased to 651% during the first six months of 1996 from 79.4% during the same period in 1995. This increase is due to several factors including, primarily, higher reserves for doubtful accounts, costs associated with being a public company (e.g. legal fees, insurance), and increases in rent expense, public relations and sales travel. Also, higher personnel costs due to staffing increases and higher average salaries contributed to the increase in selling, general and administrative expenses.

Operating loss for the period ended June 30, 1996 was $1,992,912 or 729.4% of net sales, as compared to $276,458 or 19.2% of net sales during the same period in 1995.

Interest expenses for the period ended June 30, 1996 were $48 or .02% of net sales. Interest expenses for the first six months of 1995 were $920,262 or 63.8% of net sales due to the November 1994 and April 1995 tranches of the Company's bridge financing ("Bridge Financing") and the amortization of $732,143 of the value of the common stock and the redeemable common stock purchase warrants that were issued to the investors in the Bridge Financing upon the consummation of the Company's initial public offering in August 1995.

Other income for the period ended June 30, 1996 was $40,581 or 14.9% of net sales, as compared to $767 or .05% of net sales during the same period in 1995. Other income consists primarily of interest earned from temporary investments in U.S. Treasury Bills.

Due to the combination of the preceding factors, pre-tax losses increased $776,426 to a loss of $1,972,379 or 721.8% of net sales during the six months ended June 30, 1996, from a loss of $1,195,953 or 83% of net sales during the comparable period of 1995.


Three Months ended June 30, 1996 and 1995

Net sales for the three months ended June 30, 1996 totaled $87,276, as compared to $772,635 for the three months ended June 30, 1995, or a decrease of $685,359, or 88.7%. This decrease is primarily due to delays in product development and the overall sluggishness of the retail market for CD-ROMs.

Cost of sales totaled $142,020, or 162.7% of net sales for the second quarter of 1996 as compared to $261,429, or 33.8% of net sales for the same period of 1995. The decrease of $119,409 is primarily the result of lower sales. Primarily as a result of the lower sales levels, the Company realized a decrease in gross profits for the three months ended June 30, 1996 as compared to the same period in 1995. Gross losses totaled ($54,744) or (62.7%) of net sales in 1996 as compared to a gross profit of $511,206 or 66.2% of net sales in 1995.

Selling, general and administrative expenses totaled $715,157 in the second quarter of 1996, an increase of $143,713 or 25.1%, as compared to $571,444 incurred in the second quarter of 1995. This increase is primarily due to higher salary costs associated with increased staffing levels and higher average salaries, as well as costs associated with being a public company (e.g. legal fees, insurance), and increases in rent and public relations expenses.

The Company's operating loss was $769,901 or 882% of net sales for the three month period ended June 30, 1996 as compared to the loss of $60,238, or 7.8% of net sales achieved in the same period of the prior year.

Interest expenses were $48 in the three months ended June 30, 1996 and were $666,801 during the three months ended June 30, 1995, a decrease of $666,753. This decrease is primarily the result of the interest cost of the Bridge Financing and the amortization of the value of the shares of common stock and warrants issued to investors in the Bridge Financing which was recognized in 1995 and not in 1996.

Other income was $11,440 or 13.1% of net sales for the three month period ended June 30, 1996 as compared to $767, or .10% of net sales in the same period of the prior year. Other income consists primarily of interest earned on temporary investments in U.S. treasury bills.

The preceding factors all combined to cause a pre-tax loss of $778,509 or 892% of net sales, as compared to a pre-tax loss of $726,272 or 94% of net sales, achieved in the same period of 1995.

Liquidity and Capital Resources

The Company had a working capital surplus of $1,396,497 at June 30, 1996, which represented an increase of $15,493 from the working capital surplus of $1,381,004 at March 31, 1996. The increase in the working capital surplus was due mainly to the recent completion of a $1,835,000 financing with an investor group. The Company's cash position increased to $1,438,425 at June 30, 1996 from $1,428,700 at March 31, 1996.

The Company's operating activities used cash of $1,171,006 and $207,878 in the first six months of 1996 and 1995, respectively. In the first six months of 1996 the net loss of $1,972,379 was partly offset, primarily by the provision for doubtful accounts, the amortization of pre-publication costs, the increase in inventory reserves for packaging materials, and an increase in accounts payable and accrued expenses. In the first six months 1995, the net loss of $1,195,953 was partly offset, primarily by the amortization of costs associated with the Bridge Financing, the amortization of pre-publication costs, a decrease in other assets, and an increase in accounts payable and accrued expenses. In addition, cash was used to finance an increase in accounts receivable and prepaid expenses and other current assets. For the second quarter of 1996 and 1995, the Company's operating activities used cash of $642,775 and $351,554, respectively. In the second quarter of 1996 the net loss of $778,509 was partly offset primarily the amortization of pre-publication costs. In the second quarter of 1995 cash was primarily used by an increase in accounts receivable and an increase in prepaid expenses and other current assets reflecting the capitalization of costs incurred in connection with the Company's initial public offering consummated in August 1995.

The Company's investing activities used cash of $889,493, $372,566, $472,049 and $204,050 during the first six months of 1996 and 1995, and for the three months ended June 30, 1996 and 1995, respectively. The principal use of this cash was the capitalization of prepublication costs involved in the development of new titles, and the purchase of property and equipment in connection with the Company's recent relocation to Princeton, New Jersey.

The Company's financing activities provided cash of $1,246,334, $528,220, $1,124,549 and $500,000 during the first six months of 1996 and 1995 and for the three months ended June 30, 1996 and 1995, respectively. For the six and three months ended June 30, 1996, cash was provided primarily by the issuance of common stock in connection with the $1,800,000 financing with an investor group. For the six and three months ended June 30, 1995, cash was primarily provided by the April 1995 tranche of the Bridge Financing.

During the first six months of 1996, the Company experienced a net decrease in cash of approximately $815,000. If such rate of negative cash flow continues, the Company believes its current cash resources will be sufficient to fund its operations until the end of fiscal year 1996. Therefore, the long-term future of the Company is dependent upon the Company's ability to increase its sales, reduce its expenses an/or raise additional funds through bank borrowings, lines of credit, new issuances of its debt and/or equity securities or from other sources. There can be no assurance that the Company will be able to increase its sales, reduce its expenses or raise such additional funds.


"Safe Harbor" Statement

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and such forward looking statements should not be considered guarantees of future performance. These statements are made under the "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward looking statements include the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company and an inability to arrange additional debt or equity financing.

PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

         At the Company's Annual Meeting of Stockholders held on May 24, 1996, the following members were elected to the Board of Directors:

            Larry Shiller
            Forest Barbieri
            Richard Raysman

         The vote for each director was 2,827,929 votes For, zero votes Against and 33,775 votes Abstained.

         At the Annual Meeting of Stockholders, Arthur Andersen, LLP was ratified as the Company's auditors for the fiscal year ended December 31, 1996. The vote was 2,841,129 votes For, 12,425 votes Against and 8,150 votes Abstained.

Item 6.  Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX


EXHIBIT DESCRIPTION                                                    PAGE NO.
- -------------------                                                    --------

4.11     Form of Series A Warrant                                         15

4.12     Form of Series B Warrant                                         18

11       Calculation of Net Loss per Common Share                         21


(b)      REPORTS ON FORM 8-K

         On August 2, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K disclosed a vote by the Board of Directors of the Company in favor of a resolution increasing the number of members of the Board of Directors from 3 to 4 members and a resolution electing Bryan Finkel to fill the vacancy on the Board created by such previous resolution.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          BUREAU OF ELECTRONIC PUBLISHING, INC.


Date:                 August 14, 1996        By: /s/ Larry Shiller
                                                ----------------------------
                                                Larry Shiller, President and
                                                Chief Executive Officer



Date:                 August 14, 1996        By: /s/ Elliott S. Eisenberg
                                                ----------------------------
                                                Elliott S. Eisenberg, Chief
                                                Operating Officer

4.11     Form of Series A Warrant
Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act of 1933, as amended (the "Act") or the securities laws of any state. None of such securities may be sold, transferred, pledged or hypothecated unless they have been so registered or the Company shall have received an opinion of counsel satisfactory to the Company to the effect that registration thereof for purposes of transfer is not required under the Act or the securities laws of any state.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                                     WARRANT

DATED:

Number of Shares:

Holder:

Address:

- --------------------------

THIS CERTIFIES THAT the holder of this Warrant ("Holder") is entitled to purchase from BUREAU OF ELECTRONIC PUBLISHING, INC., a Delaware corporation (hereinafter called the "Company"), on the terms and conditions set forth herein and at a price of $2.00 per share, the number of shares of the Company's common stock set forth above ("Common Stock").

The Holder acknowledges that, as of the date of this Warrant, the Company does not have a sufficient number of unreserved authorized and unissued shares of Common Stock to issue to the Holder the shares of Common Stock it is required to issue upon any exercise of this Warrant. The Holder further acknowledges that any increase in the number of authorized shares of the Company will require the approval of the Company's stockholders. The Company covenants to take, as soon as possible after the date hereof all steps necessary to increase the number of its authorized shares of Common Stock to 12,000,000, which increase permits the Company to issue to Holder all shares of Common Stock which may be purchased pursuant to this Warrant. The Company further covenants to use its best efforts to obtain shareholder approval of such increase. By separate instrument, stockholders owning in the aggregate 1,350,917 shares of Common Stock have agreed to vote in favor of such increase. Notwithstanding anything in this Warrant to the contrary, this Warrant may not be exercised until after such approval has been obtained.

This Warrant shall expire on the third anniversary of the date of issuance or, if earlier, on the first date on which both (a) and (b) shall be true, namely
(a) the registration statement referred to below shall be in effect and shall have been effective for not less than the ninety consecutive days immediately preceding such date and (b) the closing price per share of the Company's common stock on NASDAQ (or such other securities exchange where the common stock may then be listed) shall have been not less than $5.00 per share during the twenty consecutive trading days immediately preceding such date. The expiration dates (including, without limitation, the expiration date which is based on anniversaries of the date of issuance) and the number of consecutive trading dates set forth in this paragraph shall be extended by one day for each day after December 31, 1996 on which the registration statement referred to in an agreement of even date herewith between the initial Holder hereof and the Company (the "Agreement") is not in effect with respect to the Common Stock issuable on exercise of this Warrant.

         1. This Warrant and the Common Stock issuable on exercise of this Warrant (the "Underlying Shares") may be transferred, sold, assigned or hypothecated, only if registered by the Company under the Act or if the Company has received from counsel to the Company a written opinion to the effect that registration of this Warrant or the Underlying Shares is not necessary in connection with such transfer, sale, assignment or hypothecation. The Warrant and the Underlying Shares shall be appropriately legended to reflect this restriction and stop transfer instructions shall apply. The Holder shall through its counsel provide such information as is reasonably necessary in connection with such opinion.

         2. The Holder is entitled to certain registration rights under the Agreement.

         3. (a) Any permitted assignment of this Warrant shall be effected by the Holder by (i) executing the form of assignment at the end hereof, (ii) surrendering the Warrant for cancellation at the office of the Company, accompanied by the opinion of counsel to the Company referred to above; and (iii) unless in connection with an effective registration statement which covers the sale of this Warrant and or the Underlying Shares, delivery to the Company of a statement by the transferee (in a form acceptable to the Company and its counsel) that such Warrant is being acquired by the Holder for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by the Holder (including the Holder) new Warrants representing in the aggregate rights to purchase the same number of Underlying Shares as are purchasable under the Warrant surrendered. Such Warrants shall be exercisable immediately upon any such assignment of the number of Warrants assigned. The transferor will pay all relevant transfer taxes. Replacement warrants shall bear the same restrictive legend as is borne by this Warrant.

         4. The term "holder" should be deemed to include any permitted record transferee of this Warrant.

         5. The Company covenants and agrees that all Underlying Shares will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, if the increase in the number of authorized shares of Common Stock is approved by the stockholders of the Company as described above, then throughout the period within which this Warrant may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Warrant and all other Warrants.

         6. This Warrant shall not entitle the Holder to any voting rights or other rights as a stockholder of the Company.

         7. In the event that as a result of reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation, then appropriate adjustments in the number and kind of such securities then subject to this Warrant shall be made effective as of the date of such occurrence so that the position of the Holder upon exercise will be the same as it would have been had it owned the Underlying Shares immediately prior to the occurrence of such events. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify the Holder of the Warrant of each such adjustment. Any fraction of an Underlying Share resulting from any adjustment shall be eliminated and the price per share of the remaining Underlying Shares shall be adjusted accordingly.

         8. The rights represented by this Warrant may be exercised at any time within the period above specified by (i) surrender of this Warrant (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company); (ii) payment to the Company of the exercise price for the number of Underlying Shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any; and (iii) unless in connection with an effective registration statement which covers the sale of the Underlying Shares, the delivery to the Company of a statement by the Holder (in a form acceptable to the Company and its counsel) that such Underlying Shares are being acquired by the Holder for investment and not with a view to their distribution or resale.

              The certificates for the Common Stock so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten (10) business days after all requisite documentation has been provided, after the rights represented by this Warrant shall have been so exercised, and shall bear a restrictive legend with respect to any applicable securities laws.

         9. This Warrant shall be governed by and construed in accordance with the laws of the State of New York. The New York courts shall have exclusive jurisdiction over this instrument and the enforcement thereof. Service of process shall be effective if by certified mail, return receipt requested. All notices shall be in writing and shall be deemed given upon receipt by the party to whom addressed. This instrument shall be enforceable by decrees of specific performances well as other remedies.


         IN WITNESS WHEROF, BUREAU OF ELECTRONIC PUBLISHING, INC. has caused this Warrant to be signed by its duly authorized officers under its corporate seal, and to be dated as of the date set forth above.



                                  BUREAU OF ELECTRONIC PUBLISHING, INC.


                                  By _________________________________________

                                  Title: _____________________________________


In the presence of:

4.12  Form of Series B Warrant
Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act of 1933, as amended (the "Act") or the securities laws of any state. None of such securities may be sold, transferred, pledged or hypothecated unless they have been so registered or the Company shall have received an opinion of counsel satisfactory to the Company to the effect that registration thereof for purposes of transfer is not required under the Act or the securities laws of any state.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                                     WARRANT

DATED:

Number of Shares:

Holder:

Address:

- --------------------------

THIS CERTIFIES THAT the holder of this Warrant ("Holder") is entitled to purchase from BUREAU OF ELECTRONIC PUBLISHING, INC., a Delaware corporation (hereinafter called the "Company"), on the terms and conditions set forth herein and at a price of $2.00 per share, the number of shares of the Company's common stock set forth above ("Common Stock").

The Holder acknowledges that, as of the date of this Warrant, the Company does not have a sufficient number of unreserved authorized and unissued shares of Common Stock to issue to the Holder the shares of Common Stock it is required to issue upon any exercise of this Warrant. The Holder further acknowledges that any increase in the number of authorized shares of the Company will require the approval of the Company's stockholders. The Company covenants to take, as soon as possible after the date hereof all steps necessary to increase the number of its authorized and unreserved shares of Common Stock to 12,000,000, which increase permits the Company to issue to Holder all shares of Common Stock which may be purchased pursuant to this Warrant. The Company further covenants to use its best efforts to obtain shareholder approval of such increase. By separate instrument, stockholders owning in the aggregate 1,350,917 shares of Common Stock have agreed to vote in favor of such increase. Notwithstanding anything in this Warrant to the contrary, this Warrant may not be exercised until after such approval has been obtained.

This Warrant shall expire on the third anniversary of the date of issuance or, if earlier, on the first date on which both (a) and (b) shall be true, namely
(a) the registration statement referred to below shall be in effect and shall have been effective for not less than the ninety consecutive days immediately preceding such date and (b) the closing price per share of the Company's common stock on NASDAQ (or such other securities exchange where the common stock may then be listed) shall have been not less than $10.00 per share during the twenty consecutive trading days immediately preceding such date. The expiration dates (including, without limitation, the expiration date which is based on anniversaries of the date of issuance) and the number of consecutive trading dates set forth in this paragraph shall be extended by one day for each day after December 31, 1996 on which the registration statement referred to in an agreement of even date herewith between the initial Holder hereof and the Company (the "Agreement") is not in effect with respect to the Common Stock issuable on exercise of this Warrant.

         1. This Warrant and the Common Stock issuable on exercise of this Warrant (the "Underlying Shares") may be transferred, sold, assigned or hypothecated, only if registered by the Company under the Act or if the Company has received from counsel to the Company a written opinion to the effect that registration of this Warrant or the Underlying Shares is not necessary in connection with such transfer, sale, assignment or hypothecation. The Warrant and the Underlying Shares shall be appropriately legended to reflect this restriction and stop transfer instructions shall apply. The Holder shall through its counsel provide such information as is reasonably necessary in connection with such opinion.

         2. The Holder is entitled to certain registration rights under the Agreement.

         3. (a) Any permitted assignment of this Warrant shall be effected by the Holder by (i) executing the form of assignment at the end hereof, (ii) surrendering the Warrant for cancellation at the office of the Company, accompanied by the opinion of counsel to the Company referred to above; and (iii) unless in connection with an effective registration statement which covers the sale of this Warrant and or the Underlying Shares, delivery to the Company of a statement by the transferee (in a form acceptable to the Company and its counsel) that such Warrant is being acquired by the Holder for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by the Holder (including the Holder) new Warrants representing in the aggregate rights to purchase the same number of Underlying Shares as are purchasable under the Warrant surrendered. Such Warrants shall be exercisable immediately upon any such assignment of the number of Warrants assigned. The transferor will pay all relevant transfer taxes. Replacement warrants shall bear the same restrictive legend as is borne by this Warrant.

         4. The term "holder" should be deemed to include any permitted record transferee of this Warrant.

         5. The Company covenants and agrees that all Underlying Shares will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, if the increase in the number of authorized shares of Common Stock is approved by the stockholders of the Company as described above, then throughout the period within which this Warrant may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Warrant and all other Warrants.

         6. This Warrant shall not entitle the Holder to any voting rights or other rights as a stockholder of the Company.

         7. In the event that as a result of reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation, then appropriate adjustments in the number and kind of such securities then subject to this Warrant shall be made effective as of the date of such occurrence so that the position of the Holder upon exercise will be the same as it would have been had it owned the Underlying Shares immediately prior to the occurrence of such events. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify the Holder of the Warrant of each such adjustment. Any fraction of an Underlying Share resulting from any adjustment shall be eliminated and the price per share of the remaining Underlying Shares shall be adjusted accordingly.

         8. The rights represented by this Warrant may be exercised at any time within the period above specified by (i) surrender of this Warrant (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company); (ii) payment to the Company of the exercise price for the number of Underlying Shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any; and (iii) unless in connection with an effective registration statement which covers the sale of the Underlying Shares, the delivery to the Company of a statement by the Holder (in a form acceptable to the Company and its counsel) that such Underlying Shares are being acquired by the Holder for investment and not with a view to their distribution or resale.

              The certificates for the Common Stock so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten (10) business days after all requisite documentation has been provided, after the rights represented by this Warrant shall have been so exercised, and shall bear a restrictive legend with respect to any applicable securities laws.

         9. This Warrant shall be governed by and construed in accordance with the laws of the State of New York. The New York courts shall have exclusive jurisdiction over this instrument and the enforcement thereof. Service of process shall be effective if by certified mail, return receipt requested. All notices shall be in writing and shall be deemed given upon receipt by the party to whom addressed. This instrument shall be enforceable by decrees of specific performances well as other remedies.


         IN WITNESS WHEROF, BUREAU OF ELECTRONIC PUBLISHING, INC. has caused this Warrant to be signed by its duly authorized officers under its corporate seal, and to be dated as of the date set forth above.



                                  BUREAU OF ELECTRONIC PUBLISHING, INC.


                                  By _________________________________________

                                  Title: _____________________________________


In the presence of: