Form 10QSB
period 1996-09-30
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1996-11-14
CIK 946737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                                 YES __X__    NO____


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of October 31, 1996 was 4,519,869 shares.

The number of the issuer's common stock purchase warrants outstanding as of October 31, 1996 was 1,340,476 warrants.


Transitional Small Business Disclosure Format:   Yes ____   No __X__


                           Page __1__ of __29___ pages

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                                   FORM 10-QSB


                                      INDEX


Part I       FINANCIAL INFORMATION                                       PAGE
------       ---------------------                                       ----


 Item 1.     Financial Statements

             Balance Sheet as of September 30, 1996                        3

             Statements of Operations for the three and
             nine months ended September 30, 1996 and 1995.                4

             Statement of Changes in Shareholders' Equity
             for the nine months ended September 30, 1996.                 5

             Statements of Cash Flows for the three and
             nine months ended September 30, 1996 and 1995.                6

             Notes to Financial Statements                                 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10


Part II      OTHER INFORMATION
-------      -----------------

Item 6.      Exhibits and Reports on Form 8-K                             13

             Signatures                                                   14

Part I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1996
                                                                           ----
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                            $ 1,095,824
   Accounts Receivable, net of allowance for doubtful accounts
        of $350,000                                                         116,908
   Inventories                                                              201,574
   Prepaid Expenses and Other Current Assets                                 99,378
                                                                        -----------
                Total Current Assets                                    $ 1,513,684

Property and Equipment, net of accumulated depreciation of $276,455     $   513,098
Prepublication Costs, net of accumulated amortization of $922,663           890,851
Investment in Joint Venture                                                 230,000
Other Assets
                                                                             64,250
                                                                        -----------
                Total Assets                                            $ 3,211,883
                                                                        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRRENT LIABILITIES
   Accounts Payable                                                     $   399,194
   Accrued Expenses                                                         171,437
                                                                        -----------
                Total Current Liabilities                               $   570,631


SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.001 per share - 2,000,000 shares
         authorized, no shares outstanding                              $         0
      Common Stock, par value $.001 per share - 12,000,000
        shares authorized, 4,519,869 shares issued and outstanding            4,520
      Common Stock Purchase Warrants, 1,340,476 warrants issued
         and outstanding                                                    335,119
      Additional Paid-In Capital                                          8,102,809
      Accumulated Deficit                                                (5,801,196)
                                                                        -----------
                Total Shareholders' Equity                              $ 2,641,252
                                                                        -----------

                Total Liabilities and Shareholders' Equity              $ 3,211,883
                                                                        ===========


       The accompanying notes are an integral part of this balance sheet.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended                Three Months Ended
                                                       September 30,                    September 30,

                                                    1996            1995             1996           1995
                                                    ----            ----             ----           ----

NET SALES                                        $   454,439     $ 2,384,644     $   181,195     $   943,149

COST OF SALES                                      1,318,314         751,530         831,023         178,746
                                                 -----------     -----------     -----------     -----------

                Gross (Loss) Profit              $  (863,875)    $ 1,633,114     $  (649,828)    $   764,403

SELLING, GENERAL and
     ADMINISTRATIVE EXPENSES                     $ 2,609,450     $ 1,710,481     $   830,585     $   565,312
                                                 -----------     -----------     -----------     -----------

                (Loss) income from operations    $(3,473,325)    $   (77,367)    $(1,480,413)    $   199,091

EQUITY in LOSS of INVESTMENT
     in JOINT VENTURE                                 20,000               0               0               0

INTEREST EXPENSE                                       2,305       1,171,445           2,257         251,183

OTHER INCOME                                          61,401          16,308          20,820          15,541
                                                 -----------     -----------     -----------     -----------


                Loss before income taxes         $(3,434,229)    $(1,232,504)    $(1,461,850)    $   (36,551)

PROVISION FOR INCOME TAXES                                 0               0               0               0
                                                 -----------     -----------     -----------     -----------

                Net Loss                         $(3,434,229)    $(1,232,504)    $(1,461,850)    $   (36,551)
                                                 ===========     ===========     ===========     ===========


NET LOSS PER COMMON
     SHARE OUTSTANDING                           $     (0.97)    $     (0.42)    $     (0.33)    $     (0.01)
                                                 ===========     ===========     ===========     ===========

COMMON SHARES OUTSTANDING                          3,523,969       2,915,643       4,466,369       2,915,643
                                                 ===========     ===========     ===========     ===========


        The accompanying notes are an integral part of these statements.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                         Issued and           Issued and
                                 Authorized Authorized  Outstanding          Outstanding
                                 Preferred    Common       Common               Common
                                   Shares      Shares      Shares     Amount   Warrants    Amount
                                   ------      ------                 ------   --------    ------

BALANCE - December 31, 1995      2,000,000   7,719,623   2,927,298    $2,927    1,340,476  $335,119

   Issuance of common stock                                 37,588        38            0         0

   5% stock dividend                                       81,721        82            0         0

   Issuance of common stock                                  5,262         5            0         0

   Issuance of common stock                                886,000       886            0         0

   Issuance of common stock                                582,000       582            0         0

   Additional authorized shares              4,280,377

   Net loss for the nine months
       ended September 30, 1996                                  0         0            0         0
                                 ---------  ----------   ---------   -------    ---------  ---------
BALANCE - September 30, 1996     2,000,000  12,000,000   4,519,869    $4,520    1,340,476  $335,119
                                 =========  ==========   =========   =======    =========  ========


Additional
  Paid-in   Accumulated
  Capital    (Deficit)           Total
  -------     --------           -----


 $6,130,568  $(2,366,967)    $ 4,101,647

    121,747            0         121,785

       (82)            0               0

     17,044            0          17,049

  1,106,614            0       1,107,500

    726,918            0         727,500




          0   (3,434,229)     (3,434,229)
 ---------   -----------    ------------

 $8,102,809  $(5,801,196)    $ 2,641,252
 ==========  ============    ===========






     The accompanying notes are an integral part of this statement.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended             Three Months Ended
                                                          September 30,  September 30,   September 30,  September 30,
                                                              1996            1995           1996            1995
                                                              ----            ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(3,434,229)   $(1,232,504)   $(1,461,850)   $   (36,551)
                                                            -----------    -----------    -----------    -----------

Adjustments to reconcile net loss to
  net cash provided by operating activities
   Depreciation of property and equipment                        95,134         39,557         42,030         14,737
   Provision for doubtful accounts                              491,581              0        150,000              0
   Amortization of prepublication costs                         837,295        244,899        555,382         83,985
   Amortization of financing costs                                    0        937,500              0        205,357
   Equity in loss of investment in joint venture                 20,000              0              0              0

   Changes in operating assets and liabilities
     (Increase) decrease in accounts  receivable                (50,158)      (178,537)           665        (79,084)
     Decrease (increase) in inventories                         165,620       (326,903)       135,781       (331,958)
     Decrease (increase) in prepaid expenses and
       other current assets                                       5,829        (55,658)           892         47,256
     (Increase) decrease in other assets                         (6,250)       119,125         12,916         35,018
     (Decrease) increase in accounts payable,
       and accrued expenses                                     (36,507)      (140,183)      (176,495)      (323,586)
                                                            -----------    -----------    -----------    -----------
         Total adjustments                                    1,522,544        639,800        721,171       (348,275)
                                                            -----------    -----------    -----------    -----------

         Net cash used in operating activities               (1,911,685)      (592,704)      (740,679)      (384,826)
                                                            -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                         (407,880)       (84,529)       (47,667)       (27,433)
    Increase in prepublication costs                           (811,035)      (509,439)      (281,755)      (193,969)
                                                            -----------    -----------    -----------    -----------
        Net cash used in investing activities                (1,218,915)      (593,968)      (329,422)      (221,402)
                                                            -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of bridge loan, net                                     0       (500,000)             0     (1,000,000)
    Issuance of common stock                                  1,973,834         29,410        727,500          1,190
    Issuance of common stock purchase warrants                        0        297,619              0        297,619
    Initial public offering                                           0      3,753,737              0      3,753,737
                                                            -----------    -----------    -----------    -----------
        Net cash provided by financing activities             1,973,834      3,580,766        727,500      3,052,546
                                                            -----------    -----------    -----------    -----------
        Net (decrease) increase in cash                      (1,156,766)     2,394,094       (342,601)     2,446,318

CASH and CASH EQUIVALENTS,
  beginning of period                                         2,252,590         52,224      1,438,425              0
                                                            -----------    -----------    -----------    -----------

CASH and CASH EQUIVALENTS, end of period                    $ 1,095,824    $ 2,446,318    $ 1,095,824    $ 2,446,318
                                                            ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the period for interest                   $ 2,305    $    57,162        $ 2,257    $    12,934
     Cash paid during the period for taxes                           50              0              0              0
                                                            ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.
                                        6

                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


1. Financial Statements

The balance sheet as of September 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the periods ended September 30, 1996 and 1995 have been prepared by Bureau of Electronic Publishing, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and notes thereto. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2. Summary of Accounting Policies

Cash and Cash Equivalents-
      The Company considers cash on hand, cash on deposit with banks and United States Treasury Bill investments to be cash equivalents.

Inventories-
      Inventories, principally finished goods available for distribution, are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. It is the Company's policy to review the composition of its inventory on an ongoing basis and reserve or dispose of obsolete, slow-moving or nonsalable inventory. As of September 30, 1996 the Company maintained an inventory reserve balance of $244,000.

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

      The Company evaluates the carrying value of prepublication costs for each title on an ongoing basis in relation to anticipated future sales and, where appropriate, provides additional write downs of unamortized balances or accelerates the amortization rate so that the individual unamortized title costs do not exceed their net realizable value. During the nine months ended September 30, 1996 and 1995, accelerated amortization of prepublication costs were approximately $566,000 and $0, respectively.

Investment in Joint Venture-
      During August 1995, the Company and the American Management Association ("AMA") formed a joint venture to develop and publish AMA materials on CD-ROM and the Internet. The new company, Amacom New Media, Inc., combines resources of these two publishers and is 50% owned by each party. During December 1995 the Company contributed $250,000 to the joint venture to provide initial funding requirements. For the nine months ended September 30, 1996, the joint venture incurred expenses of approximately $40,000 of which the Company's share is 50% or $20,000.

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

      On July 31, 1996, the Company completed a financing in the amount of $1,835,000 with an investor group for the sale of 36.7 units consisting of its common stock and its common stock purchase warrants. Each unit was priced at $50,000 and consisted of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at an exercise price of $2.00 per share upon the terms and conditions more fully set forth in such warrants.


4. Subsequent Events

      On October 11, 1996 the Company announced the layoff of 16 of its 28 employees. The reduction in staff was due to disappointing sales results and a decision was made to redirect the Company's efforts.

      On November 7, 1996 the Company announced that it has signed a non-binding letter of intent to acquire a 51% interest in a joint venture which produces polyester raw material in Jinan, China. The production facility owned by the joint venture is currently the second largest producer of polyester raw material in China and the largest producer in Northern China. The letter of intent contemplates that approximately 90.2 million common stock equivalents will be issued by the Company to complete the acquisition and the additional financing required in connection with the closing of the transaction. The closing of the transaction is subject to negotiation and the signing of a definitive purchase agreement, the receipt of a fairness opinion and various other terms and conditions. If this transaction is completed it will be accounted for financial reporting purposes as a reverse merger, with the shareholders of the company being aquired obtaining a controlling interest in the Company.

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


Results of Operations

Nine Months ended September 30, 1996 and 1995

Net sales for the nine months ended September 30, 1996 were $454,439 as compared to $2,384,644 for the comparable period of 1995, or a decrease of $1,930,205 or 81%. The decrease is primarily the result of lower sales attributable to lack of new title releases and sluggishness in the retail channel.

Cost of sales totaled $1,318,314 or 290% of net sales for the first nine months of 1996 as compared to $751,530 or 31.5% of net sales for the first nine months of 1995. The increase as a percentage of net sales is primarily due to the lower volume of sales and higher software amortization expenses related to the effect of a shorter time period over which these costs are amortized. In addition, higher inventory reserves for packaging materials and the amortization of expenses related to discontinued projects also contributed to the increase of cost of sales as a percentage of net sales. As a result primarily of the increase in the amortization of pre-publication costs and the higher inventory reserves for packaging materials, the Company's gross profits as a percentage of net sales were lower in 1996 as compared to 1995. Gross losses were (190%) of net sales, or ($863,875) in the first nine months of 1996 as compared to gross profits of 68.5% of net sales or $1,633,114 during the same period in 1995.

Selling, general and administrative expenses, totaled $2,609,450 and $1,710,481 during the first nine months of 1996 and 1995, respectively, an increase of $898,969 or 52.6%. As a percentage of net sales, selling, general and administrative expenses increased to 574.2% during the first nine months of 1996 from 71.7% during the same period in 1995. This increase is due to several factors including, primarily, higher reserves for doubtful accounts, costs associated with being a public company (e.g. legal fees, insurance), and increases in rent and public relations expenses. Also, higher personnel costs due to staffing increases and higher average salaries contributed to the increase in selling, general and administrative expenses.

Operating loss for the period ended September 30, 1996 was $3,473,325 or 764.3% of net sales, as compared to an operating loss of $77,367 or 3.2% of net sales during the same period in 1995.

Interest expenses for the period ended September 30, 1996 were $2,305 or .5% of net sales. Interest expenses for the first nine months of 1995 were $1,171,445 or 49.1% of net sales due to the November 1994 and April 1995 tranches of the Company's bridge financing ("Bridge Financing") and the amortization of $937,500 of the value of the common stock and the redeemable common stock purchase warrants that were issued to the investors in the Bridge Financing upon the consummation of the Company's initial public offering in August 1995.

Other income for the period ended September 30, 1996 was $61,401 or 13.5% of net sales, as compared to $16,308 or .68% of net sales during the same period in 1995. Other income consists primarily of interest earned from temporary investments in U.S. Treasury Bills.

Due to the combination of the preceding factors, pre-tax losses increased $2,201,725 to a loss of $3,434,229 or 755.7% of net sales during the nine months ended September 30, 1996, from a loss of $1,232,504 or 51.7% of net sales during the comparable period of 1995.


Three Months ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 totaled $181,195, as compared to $943,149 for the three months ended September 30, 1995, or a decrease of $761,954, or 80.8%. This decrease is primarily due to delays in product development and the overall sluggishness of the retail market for CD-ROMs.

Cost of sales totaled $831,023 or 458.6% of net sales for the third quarter of 1996 as compared to $178,746, or 19% of net sales for the same period of 1995. The increase of $652,277 is primarily the result of higher software amortization expenses related to the effect of a shorter time period over which these costs are amortized and the amortization of expenses related to discontinued projects. Primarily as a result of the lower sales levels, the Company realized a decrease in gross profits for the three months ended September 30, 1996 as compared to the same period in 1995. Gross losses totaled ($649,828) or (358.6%) of net sales in 1996 as compared to a gross profit of $764,403 or 81% of net sales in 1995.

Selling, general and administrative expenses totaled $830,585 in the third quarter of 1996, an increase of $265,273 or 46.9%, as compared to $565,312 incurred in the third quarter of 1995. This increase is due to several factors including, primarily, higher reserves for doubtful accounts, costs associated with being a public company (e.g. legal fees, insurance), and increases in rent and public relations expenses. Also, higher personnel costs due to staffing increases and higher average salaries contributed to the increase in selling, general and administrative expenses.

The Company's operating loss was $1,480,413 or 817 % of net sales for the three month period ended September 30, 1996 as compared to the operating income of $199,091, or 21.1% of net sales achieved in the same period of the prior year.

Interest expenses were $2,257 in the three months ended September 30, 1996 and were $251,183 during the three months ended September 30, 1995, a decrease of $248,926. This decrease is primarily the result of the interest cost of the Bridge Financing and the amortization of the value of the shares of common stock and warrants issued to investors in the Bridge Financing which was recognized in 1995 and not in 1996.

Other income was $20,820 or 11.5% of net sales for the three month period ended September 30, 1996 as compared to $15,541, or 1.6% of net sales in the same period of the prior year. Other income consists primarily of interest earned on temporary investments in U.S. treasury bills.

The preceding factors all combined to cause a pre-tax loss of $1,461,850 or 806.8% of net sales, as compared to a pre-tax loss of $36,551 or 3.9% of net sales, achieved in the same period of 1995.

Liquidity and Capital Resources

The Company had a working capital surplus of $943,053 at September 30, 1996, which represented a decrease of $453,444 from the working capital surplus of $1,396,497 at June 30, 1996. The decrease in the working capital surplus was due mainly to a lower level of accounts payable at the end of the third quarter of 1996 as compared to the second quarter of 1996. The Company's cash position decreased to $1,095,824 at September 30, 1996 from $1,438,425 at June 30, 1996.

The Company's operating activities used cash of $1,911,685 and $592,704 in the first nine months of 1996 and 1995, respectively. In the first nine months of 1996 the net loss of $3,434,229 was partly offset, primarily by the provision for doubtful accounts, the amortization of pre-publication costs and the increase in inventory reserves for packaging materials. In the first nine months of 1995, the net loss of $1,232,504 was partly offset, primarily by the amortization of costs associated with the Bridge Financing, the amortization of pre-publication costs and a decrease in other assets. In addition, cash was used to finance an increase in accounts receivable and inventories and a decrease in accounts payable. For the third quarter of 1996 and 1995, the Company's operating activities used cash of $740,679 and $384,826, respectively. In the third quarter of 1996 the net loss of $1,461,850 was partly offset primarily the amortization of pre-publication costs. In the third quarter of 1995 the net loss of $36,551 was partly offset, primarily by the amortization of costs associated with the Bridge Financing and the amortization of prepublication costs. In addition, cash was primarily used by an increase in accounts receivable and inventories.

The Company's investing activities used cash of $1,218,915, $593,968, $329,422 and $221,402 during the first nine months of 1996 and 1995, and for the three months ended September 30, 1996 and 1995, respectively. The principal use of this cash was the capitalization of prepublication costs involved in the development of new titles, and the purchase of property and equipment in connection with the Company's recent relocation to Princeton, New Jersey.

The Company's financing activities provided cash of $1,973,834, $3,580,766, $727,500 and $3,052,546 during the first nine months of 1996 and 1995 and for the three months ended September 30, 1996 and 1995, respectively. For the nine and three months ended September 30, 1996, cash was provided primarily by the issuance of common stock in connection with the financing with an investor group discussed above. For the nine and three months ended September 30, 1995, cash was primarily provided by the proceeds of the Company's initial public offering consummated in August 1995. Cash was also used for the repayment of debt related to the Bridge Financing.

During the first nine months of 1996, the Company experienced a net decrease in cash of approximately $1,157,000. If such rate of negative cash flow continues, the Company believes its current cash resources will be sufficient to fund its operations until the first quarter of 1997. Therefore, the long-term future of the Company is dependent upon the Company's ability to increase its sales, reduce its expenses an/or raise additional funds through bank borrowings, lines of credit, new issuances of its debt and/or equity securities or from other sources. There can be no assurance that the Company will be able to increase its sales, reduce its expenses or raise such additional funds.

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

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K




(a)      EXHIBIT INDEX



EXHIBIT DESCRIPTION                                           PAGE NO.
-------------------                                           --------


10.29    Consulting Agreement dated July 1, 1996
         between the Company and Bryan Finkel,
         with Form of Warrants attached                           15

11       Calculation of Net Loss per Common Share                 29



(b)      REPORTS ON FORM 8-K

         On October 22, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K disclosed that the Company announced the layoff of 16 of its 28 employees. The reduction was due to disappointing sales results and a decision was made to redirect the Company's efforts. The Company plans to enhance shareholder value by focusing its efforts upon the building of profitable lines of business via internal development and acquisition.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      BUREAU OF ELECTRONIC PUBLISHING, INC.


Date:  November 14, 1996              By: /s/ Elliott S. Eisenberg
                                          -------------------------------
                                          Elliott S. Eisenberg, Chief
                                           Operating Officer



Date:  November 14, 1996              By: /s/ Brent J. Subkowsky
                                          -------------------------------
                                          Brent J. Subkowsky, Controller and
                                           Secretary (Principal Financial and
                                           Accounting Officer)