Form 10KSB
period 1996-12-31
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1997-04-14
CIK 946737

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file number  1-13890
December 31, 1996


                    BUREAU OF ELECTRONIC PUBLISHING, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

                Delaware                              22-2894444
      (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)              Identification No.)

          745 Alexander Road, Princeton, New Jersey     08540
         ------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

                               (609) 514-1600
                             ------------------
                         (Issuer's telephone number,
                            including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each Class                Name of each exchange on which registered
-------------------                -----------------------------------------

Common Stock, par value $.001 per share  NASDAQ SmallCap & Boston Stock Exchange
---------------------------------------  ---------------------------------------

Redeemable Common Stock                  NASDAQ SmallCap & Boston Stock Exchange
Purchase Warrants
---------------------------------------  ---------------------------------------
Securities registered under Section 12 (g) of the Exchange Act:

                   Common Stock, par value $.001 per share
                   ---------------------------------------
                               (Title of Class)

                  Redeemable Common Stock Purchase Warrants
                  -----------------------------------------
                               (Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X
                           Yes ______           No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $553,566.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of the stock on April 10, 1997, was $4,211,900.

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of April 1, 1997 was 4,647,619. The number of the issuer's redeemable Common Stock Purchase Warrants outstanding as of April 1, 1997 was 1,340,476.

     Transitional Small Business Disclosure Format  (check one):
                 Yes _________              No    X
                                               ______

     Documents Incorporated By Reference.  See Index to Exhibits.
     ____________________________________

                                    PART I

Item 1.  Description of Business

General

         The Company was incorporated under the laws of the State of Delaware on May 5, 1988. Until November 1996, the Company's principal business was creating, publishing, and selling interactive multimedia software titles on CD-ROM and for use over the Internet. The Company offered approximately 20 multimedia titles and had additional titles in the development or planning stages. The Company's products were intended for use by adults and children in homes, businesses, schools and libraries. The Company marketed its products through an internal sales staff, mail order catalogs and independent distributors throughout the United States, and through the Internet.

         The Company had revenues of $3,146,876 in 1995. However, in the nine months ended September 30, 1996, the Company had had revenues of only $454,439. In October 1996 the Company's Board of Directors determined that that business had not provided adequate prospects for a reasonable return on the stockholders' investments and therefore began to reduce the Company's workforce and to explore alternate lines of business. On November 7, 1996, the Company entered into a letter of intent to combine with Pacific Chemical Group Limited ("PCG") and on January 23, 1997 the Agreement and Plan of Merger between the Company, the Company's British Virgin Islands ("BVI") subsidiary, PCG, and Jinan Chemical Fibre Corporation ("JCF") (the "Agreement") was simultaneously executed and closed. PCG was a privately-held BVI corporation. JCF is a Peoples Republic of China ("PRC") corporation which operates a chemical fiber production complex in the city of Jinan in northern China. JCF is owned by the local government of Jinan.

Merger with PCG

         Pursuant to the Agreement, at the closing the Company's BVI subsidiary merged into PCG in a merger carried out pursuant to the laws of the BVI (the "Merger"). In connection with the Merger, the stockholders of PCG transferred 100% ownership of PCG to the Company and the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000, has 100 votes per share and votes with the Common Stock as one class, and has a preference of $100 per share in the event of liquidation. It is anticipated that holders of a majority of the Company's Common Stock will soon approve the increase in the number of authorized shares of Common Stock by written consent. However, this action will not be effective until 20 days after an Information Statement relating thereto is distributed to all of the Company's stockholders. Prior to this transaction the Company had approximately 4,650,000 shares of Common Stock outstanding. As a result of the Merger, PCG became a wholly-owned subsidiary of the Company and the former stockholders of PCG acquired control of a substantial majority of the voting stock of the Company.

         PCG's only asset is its 51% interest in a joint venture, Jinan Dayang Chemical Fibre Corporation (the "Joint Venture"), which operates JCF's former Plant No. 1 production facility for purified terephthalic acid ("PTA"). JCF owns the other 49% equity interest in the Joint Venture. The No. 1 Plant is principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. A small portion of the PTA is produced for sale to third parties. The Joint Venture was established on February 9, 1996 by PCG and JCF pursuant to a joint venture agreement entered into pursuant to the PRC laws governing Sino-foreign joint ventures (the "Joint Venture Agreement"). Pursuant to the Joint Venture Agreement, the Company is required to pay US$14,995,000 in cash as its capital contribution for 51% of the equity interests in the Joint Venture (the "Purchase Price"). To date, the Company has paid $2,000,000 of the Purchase Price. In the event that the remaining Purchase Price is not paid within three years of the formation of the joint venture, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. JCF has contributed part of its production facilities and other assets including certain plant and equipment of the No. 1 Plant to the Joint Venture as its capital investment. In addition, JCF has leased to the Joint Venture certain other production assets of No. 1 Plant.

         Due to the fact that the closing of the Merger did not occur until January 23, 1997, after the end of the Company's 1996 fiscal year, this report does not include financial information relating to the business of PCG or JCF. For information relating to the Company's new business see the Company's current report on Form 8-K as filed February 7, 1997 and as amended April 8, 1997.

Personnel

         As of December 31, 1996, the Company had four full time employees engaged in supporting the multimedia software business remaining at that time.

Item 2.  Description of Property

         The Company currently leases a 5,000 square foot facility in Princeton, New Jersey. The Company has a lease for the facility that requires the Company to pay monthly rent of $3,125. The lease expires on March 31, 2001.

Item 3.  Legal Proceedings.

                               NONE.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None during the fourth quarter of the year ended December 31, 1996.



                                   PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

         (a) Market Information. Since the consummation of the Company's initial public offering on August 16,1995, the Company's Common Stock and Redeemable Common Stock Purchase Warrants have been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market under the symbols "BEPI" and "BEPIW" respectively, and on the Boston Stock Exchange under the symbols "BUP" and "BUPW", respectively. Set forth below are the range of reported high and low bid quotations for the Company's Common Stock and Redeemable Common Stock Purchase Warrants for 1996 and the third and fourth quarters of 1995 as reported by NASDAQ. All over-the counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          Price Per
                                      Price Per Share     Redeemable
                                      of Common           Common Stock
                                      Stock               Purchase Warrant
                                      ----------------    ----------------
                                      High        Low       High      Low
                                      ----        ---       ----      ---
Year ended December 31, 1996
----------------------------

Fourth Quarter                        2-1/8      13/32      3/8      3/32

Third Quarter                         3-5/8      1-1/4      3/4      1/4

Second Quarter                        7          1-5/8      2-1/8    1/2

First Quarter                         7-1/2      6-3/8      2-1/8    1-5/8

Year ended December 31, 1995
----------------------------

Third Quarter                         6-3/4      6-3/4      1-3/4    1-3/4

Fourth Quarter                        7-3/8      6-3/4      1-7/8    1-3/4

         (b) Holders. As of April 10, 1997, the Company had approximately 90 registered holders of its Common Stock and approximately 15 registered holders of its Redeemable Common Stock Purchase Warrants. Based on information received from the Company's transfer agent and institutions holding the Company's securities in customer accounts, the Company believes that there are approximately 1,400 beneficial owners of its Common Stock.

         (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception and has no intention to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration and payment of dividends in the future will be at the election of the Board of Directors and will depend upon the Company's earnings, current and anticipated capital requirements, results of operations, financial position of the Company, plans for expansion, future prospects, general economic conditions, and restrictions under then existing credit and other debt instruments and arrangements, and other factors deemed pertinent by the Board.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB. The Financial Statements and Notes and discussion below relate to the Company's business prior to the Merger. That business has been substantially discontinued.

General

         The Company was incorporated in May 1988 as a distributor of titles, drives and accessories for the CD-ROM (Compact Disc-Read Only Memory) industry. The Company's products were intended for use by adults and students in homes, businesses, schools and libraries. The Company developed and published its software on CD-ROMs for use on personal computers using Windows(TM), Macintosh and MS-DOS based CD-ROM playback systems.

         In August 1995, the Company completed an initial public offering of 1,000,000 shares of its Common Stock and 1,000,000 Redeemable Common Stock Purchase Warrants at a price of $5.00 per share and $0.25 per warrant. In October 1995, the underwriter exercised its over allotment option for an additional 150,000 shares of the Company's Common Stock and 150,000 Redeemable Common Stock Purchase Warrants (the "IPO"). Net proceeds to the Company after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the offering were approximately $4,400,000.

         Subsequent to December 31, 1996 the Company completed the Merger. For accounting purposes, JCF and PCG are deemed to be the acquirers of the Company. As a result of this transaction, control of the Company effectively passed to the stockholders of PCG and the Company thereafter discontinued its operations in the multimedia business.

Results of Operations.

         Fiscal 1996 Compared with Fiscal 1995.

         Net Sales. Net sales for the fiscal year ended December 31, 1996 were $553,566 as compared to $3,146,876 for the fiscal year ended December 31, 1995 or a decrease of $2,593,310 or 82.4%. This decrease is primarily the result of lower sales attributable to lack of new title releases, sluggishness in the retail channel and the Company shutting down its operations in the multimedia business.

         Cost of Sales.   Cost of sales for the fiscal year ended December 31,
1996 were $2,340,575 or 422.8% of
net sales as compared to $1,329,676 or 42.3% of net sales during the same period in 1995. The increase as a percentage of net sales is primarily due to higher software amortization expenses related to the accelerated amortization of the remaining unamortized balances of prepublication costs and higher inventory reserves. As a result primarily of the increase in the amortization of prepublication costs and higher inventory reserves, the Company's gross profits as a percentage of net sales were lower in 1996 as compared to 1995. Gross (losses) profits were (322.80%) of net sales, or ($1,787,009) for the fiscal year ended December 31, 1996 as compared to gross profits of 57.7% of net sales or $1,817,200 for the fiscal year ended December 31, 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include the loss on the disposition of property and equipment of approximately $377,000, totaled $3,581,962 during the fiscal year ended December 31, 1996 as compared to $2,782,801 in fiscal year 1995, or an increase of $799,161 or 28.7%. As a percentage of sales, selling, general and administrative expenses increased to 647.1% in the 1996 fiscal year, from 88.4% in the previous year. This increase is due to several factors including, primarily, loss on disposition of property and equipment, higher reserves for doubtful accounts, costs associated with being a public company (e.g. legal fees, insurance) and rent expense. Also, higher personnel costs due to staffing increases and higher average salaries combined with severance costs due to discontinuing operations in the multimedia business contributed to the increase in selling, general and administrative expenses.

         Operating loss. Operating loss for the fiscal year ended December 31, 1996 was $5,368,971 or 969.9% of net sales, as compared to $965,601 or 30.7% of net sales during the fiscal year ended December 31, 1995.

         Interest Income (Expense), net. Interest income (expense) for the fiscal year ended December 31, 1996 was $52,218 or 9.4% of net sales. Interest income was approximately $57,000 consisting primarily of interest earned on temporary investments in U.S. treasury bills. Interest expense was approximately $4,600 resulting primarily from interest charges on a debt obligation which was fully repaid in 1996. Interest income (expense) for the same period in 1995 was $1,127,382 or 35.8% of net sales. Interest income was approximately $45,000 consisting primarily of interest earned on temporary investments in U.S.

treasury bills. Interest expense was approximately $1,172,000 and due primarily to the costs of the Company's $1,000,000 Senior Secured Promissory Notes which were issued in November 1994 and April 1995 to four of the Company's stockholders in connection with the Company's bridge financing ("Bridge Financing"). In addition, the Company incurred costs associated with the amortization of $937,500 of the value of 190,476 shares of common stock and warrants to purchase 190,476 shares of common stock that were issued to the investors in the Bridge Financing upon the consummation of the Company's IPO in August 1995.

         Other Income. Other income for the fiscal year ended December 31, 1996 was $13,879 or 2.5% of net sales consisting primarily of gains on sales of investments in U.S. treasury bills prior to their maturity date. Other income for the fiscal year ended December 31, 1995 was $0.

         Loss before income taxes. The preceding factors combined to show an increase in pre-tax loss of $3,233,891 for the fiscal year ended December 31, 1996 as compared to the fiscal year ended December 31, 1995. There was a pre-tax loss of $5,326,874 or 962.3% of net sales in 1996 as compared to a pre-tax loss of $2,092,983 or 66.5% of net sales in 1995.

         Income Tax Benefit. Income tax (benefit) provision for the fiscal year ended December 31, 1996 was $0. The Company's income tax benefit of $25,000 in fiscal year ended December 31, 1995 is attributable to the fiscal 1995 net operating loss carried back to fiscal year ended December 31, 1994.

Liquidity and Capital Resources.

         The Company had a working capital surplus of $495,435 at December 31, 1996 which represented a decrease of $2,180,749 from the working capital surplus of $2,676,184 at December 31, 1995. The reduction in the working capital surplus resulted primarily from the use of cash obtained from the Company's IPO consummated in August 1995. The Company's cash position decreased to $727,931 at December 31, 1996 from $2,252,590 at December 31, 1995.

         The Company's operating activities used cash of $2,341,123 and $936,865 for the fiscal years ended December 31, 1996 and 1995, respectively. In fiscal year 1996 the net loss of $5,326,874 was partially offset by the amortization of prepublication costs, the loss on disposition of property and equipment and the decrease in accounts receivable and inventories. In addition, cash was used to finance a decrease in accounts payable and accrued expenses. In fiscal year 1995 the net loss of $2,067,983 was partly offset, primarily by the amortization of costs associated with the Bridge Financing and the amortization of pre-publication costs. In addition, cash was used to finance an increase in inventories reflecting management's intention to avoid inventory stock-out costs. Moreover, cash was used to finance a decrease in accounts payable and accrued expenses.


         The Company's investing activities used cash of $1,157,370 and $1,126,446 for the fiscal years ended December 31, 1996 and 1995, respectively. The principal use of this cash was the capitalization of the prepublication costs involved in the development of new titles and the purchase of property and equipment in connection with the Company's relocation to Princeton, New Jersey. Also during 1995 the Company contributed $250,000 for the initial funding requirements for its joint venture with the American Management Association.

         The Company's financing activities provided cash of $1,973,834 and $4,263,677 for the fiscal years ended December 31, 1996 and 1995, respectively. For the fiscal year ended December 31, 1996 cash was provided primarily by the issuance of common stock in connection with the financing with an investor group. For the fiscal year 1995 cash was primarily provided by proceeds received from the IPO.

         The Company's operations are now based on the Joint Venture's Plant No. 1 in Jinan, People's Republic of China. The Company expects that anticipated cash flow from operations, together with net proceeds remaining from the IPO, will fund its cash requirements for at least the next twelve months. However, there can be no assurance that a sufficient level of sales will be attained to fund such operations, to provide for continuing working capital, or to pay for any unanticipated costs that may be incurred by the Company in pursuing its objectives. In addition, the Company will need to fund the remaining Purchase Price by 1999. In the event that the net proceeds from the IPO, together with cash flow from operations will not be sufficient to fund the Company's anticipated cash requirements, the Company may seek to raise funds through bank borrowings, issuance of debentures and public or private placements of its securities. There can be no assurance that such borrowings or placements can be completed on terms acceptable to the Company.

Item 7.  Financial Statements.

         The Company's Financial Statements commence at page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         NONE.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

Name                       Age              Title

----                       ---              -----

Jin, Shan                  59               President

Wang, Yue De               59               Vice President

Li, De Yuan                57               Secretary

Fan, Jia Lin               54               Vice President

Jao Shun Pan               50               Chief Financial Officer and Director

Bryan Finkel               34               Director

         Mr. Jin, Shan graduated from Beijing Petroleum College in 1962. He has been a technician and instructor at Daquing Oil Company in China and was an engineer and deputy chief of the Petrochemical Bureau of the City of Jinan, Shangdong Province. He is currently president of Jinan Chemical Fibre Corporation and chairman of the board and president of Qilu Chemical Fibre Group Corporation.

         Mr. Wang, Yue De graduated from Shangdong Chemical Engineering College in 1962. He has been a technician, engineer, and deputy plant manager of Jinan Chemical Fibre Factory. He is currently vice president of Jinan Chemical Fibre Corporation and vice chairman and vice president of Qilu Chemical Fibre Group Corporation.

         Mr. Li, De Yuan graduated from Hefei Institute of Technology. He has been a technician, engineer, and deputy plant manager with, and is currently vice president of, Jinan Chemical Fibre Corporation. He is also vice chairman of Qilu Chemical Fibre Group Corporation.

         Ms. Fan, Jia Lin graduated from Shangdong Chemical Engineering College in 1965. She has been a teacher at Shangdong Jinan Engineering School and a technician, engineer, and deputy plant manager of Jinan Chemical Fibre Factory. She is currently vice president of Jinan Chemical Fibre Corporation and vice president of Qilu Chemical Fibre Group Corporation.

         Mr. Jao Shun Pan graduated from Taipei Technical College in Taiwan and is a Canadian citizen. He was formerly president of Mitchell International, Hwa Li Real Estate Corporation, and Dongfang Real Estate Company. He is currently President of Pacific Diversified Holdings Limited and is a consultant to Chinese companies. He serves and has served in a number of executive- and director-level capacities at other China-related companies.

         Mr. Bryan Finkel holds a B.S. and M.S. in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. from Stanford. He is President of Eastside Technology Management, which provides operational and financial advisory services to information technology companies. From 1992 to 1995 he was with Broadview Associates, which provides consulting services relating to mergers and acquisitions of technology companies.

Item 10. Executive Compensation.

         The following table sets forth the compensation paid by the Company to the President and Chief Executive Officer of the Company during the last three fiscal years. The President was the only officer who received in excess of $100,000 in compensation in 1996.

                          SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                                                   Compensation
                                                                   ------------
                                                         Awards      Payouts
                                                        ---------    -------
                                                        Securities
                               Annual Compensation      Underlying
                             -----------------------    Options/    All Other
Name & Principal Position    Year     Salary    Bonus   SAR's (#)   Compensation
-------------------------    ----     ------    -----   ----------- ------------

Larry Shiller, President &   1996    $175,000        0        0      $21,544(2)
 Chief Executive Officer
                             1995    $175,000  $ 2,500  270,000(1)   $21,544(2)

                             1994    $139,774  $ 2,500      ___          ___

         (1) Consisted of options to purchase up to 270,000 shares of Common Stock exercisable at a weighted average exercise price of $8.00 per share with vesting based upon the Company's earnings per share. These options were cancelled in January 1997 in connection with the termination of Mr. Shiller's employment agreement.

         (2) Reflects the premiums and related income taxes thereon paid by the Company for Universal Life Insurance.

         The following table sets forth certain information with respect to the aggregated number and value of options exercisable and unexercisable by the President and Chief Executive Officer as of December 31, 1996. There were no additional options granted to the President and Chief Executive Officer during 1996.

              AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUE

                                                                Value of
                                              Number of       Unexercised In-
                                              Unexercised       the-Money
                                              Options/SAR's    Options/SAR's
                  Shares                       12/31/96         12/31/96

                 Acquired         Value       Exercisable/     Exercisable/
                 On Exercise     Realized     Unexercisable    Unexercisable
Name                (#)            ($)            (#)              ($)
----             ------------    ---------    --------------   ---------------

Larry Shiller        0              0           270,000(1)           0

         (1) Consisted of options to purchase up to 270,000 shares of Common Stock exercisable at a weighted average exercise price of $8.00 per share with vesting based upon the Company's earnings per share. These options were cancelled in January 1997 in connection with the termination of Mr. Shiller's employment agreement.

                            EMPLOYMENT AGREEMENTS

         The Company entered into a three-year employment agreement effective May 31, 1995 with Larry Shiller. This employment agreement was terminated in January 1997.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Securities Exchange Act of 1934 requires that the Company's executive officers and Directors, any persons owning more than 10% of a class of the Company's stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company.

         Based solely on a review of copies of reports filed with the SEC and representations of certain officers, Directors and shareholders owning more than 10% of the Company's Common Stock, the Company believes that during the fiscal year ended December 31, 1996, Marcelle M. Soviero, a former officer of the Company, filed one late Form 3 and one late Form 4 with regard to stock options, and Elliot Eisenberg and Brent Subkowsky, both former officers of the Company, and Richard Raysman, a former director of the Company, each filed one late Form 4 with regard to stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each Director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of April 10, 1997. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.


                               Number of Shares of                                          Number of Shares of
Name and Address of            Common Stock                  Percent Ownership of           Series A Preferred Stock
Beneficial Owner               Beneficially Owned            Common Stock Outstanding       Beneficially Owned (1)
----------------               ------------------            ------------------------       -------------------------
Jao Shun Pan (1)                          0                                0                       18,937.34
805 Third Avenue
New York, NY

Bryan Finkel (2)                    400,000                              7.9%                              0
152 West 57th Street
New York, NY

Jin, Shan (1)                             0                                0                      624,932.00
2 Jinan Hua Xian Road
Jinan, People's Republic
of China

Larry Shiller (3)                   537,434                             11.6%                              0
15 Normandy Court
Skillman, NJ

All executive officers              400,000                              7.9%                     643,869.34
and directors as a group
(1)(2)



(1) Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock if and when the Company's Certificate of Incorporation is amended to increase the authorized number of shares of Common
         Stock to 300,000,000. See "Item 1 -- Business -- Merger with PCG."

(2)      Issuable upon exercise of warrants.

(3) Mr. Shiller resigned as a director and officer of the Company in January 1997.

Item 12. Certain Relationships and Related Transactions.


         NONE

Item 13. Exhibits and Reports on Form 8-K.

(a)  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
3.1    Certificate of Incorporation of the Company, as amended (1)(4)
3.2    By-laws of the Company (1)
4.1 Form of Representative's Warrant Agreement between the Company and Meyers Pollock Robbins, Inc., with form of warrant attached (1)
4.2 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company with form of warrant attached (1)
4.3 Warrants issued by the Company to Richard M.H. Thompson & Associates, Inc. expiring November 23, 1999 and April 21, 2000 (1)
10.1 Distribution Agreement dated February 10, 1993 between the Company and Softkat, a division of Baker & Taylor, Inc. (1)
10.2 Distribution Agreement dated January 15, 1992, as amended on February 10, 1993, between the Company and Merisel, Inc. (1)
10.3 CD-ROM Development Agreement dated June 21, 1994 between the Company and Simon & Schuster, Inc. (1)
10.4 License Agreement dated September 21, 1992 between Bureau Development, Inc. and Viking Penguin (1)
10.5 Software Development Agreement dated December 7, 1992 between Bureau Development, Inc. and Prentice Hall General Reference, a Division of Simon & Schuster, Inc. (1)
10.6 Amended and Restated Bureau of Electronic Publishing, Inc. 1994 Stock Option Plan (1)
10.7 Assignment and Assumption Agreement dated September 30, 1994 between the Company and Bureau Development, Inc. (1)
10.8 Agreement dated August 10, 1995 by and between Chelsea House Publishers and the Company (2)
10.9 Agreement dated August 2, 1995 by and between American Management Association and the Company (3)
10.10 Lease dated January 25, 1996 between the Company and Lester M. Entin Associates (3)
10.11 Agreement and Plan of Merger dated January 23, 1997, by and among the Company, BEPI Acquisition Corporation, Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (4)
10.12 Joint Venture Agreement, dated as of February 9, 1996, by and among PCG and JCF (4)
11     Calculation of Net Loss per Common Share
21     Subsidiaries of the Company

-------------------------------------------
(1) Incorporated by reference to the Company's registration statement on Form SB-2 (File #33-93474) filed on June 15, 1995.


(2) Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1995.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

(4)    Incorporated by reference to the Company's Form 8-K filed February 7,
       1997.

REPORTS ON FORM 8-K

         A report on Form 8-K reporting the closing of the Merger was filed on February 7, 1997. It contained Item 1 - Changes in Control of Registrant, Item 2
- Acquisition or Disposition of Assets, Item 5 - Other Events (relating to the issuance of Preferred Stock in a private placement), and Item 7(c) - Exhibits. An amended report on Form 8-K/A was filed on April 8, 1997 containing Item 7(a) and (b) - Financial Statements relating to the Merger.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BUREAU OF ELECTRONIC PUBLISHING, INC.


Date:  April 14, 1997             By:         /s/ J. S. Pan
                                         -------------------------
                                         J. S. Pan, Vice President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature and Title                                        Date
      -------------------                                        ----

By:    /s/ J. S. Pan                                         April 14, 1997
      ----------------
      Name:  J. S. Pan
      Title: Vice President and Chief Financial Officer
             and a Director


By:   /s/ Jin Shan                                           April 14, 1997
     ------------------
     Name:  Jin Shan
            Chief Executive Officer


By:   /s/ Bryan Finkel                                       April 14, 1997
     -------------------
     Name:  Bryan Finkel
            Director

Index to Financial Statements                                  Page #
-----------------------------                                  ------

  Report of Independent Public Accountants                      F-2

  Balance Sheets as of December 31, 1996 and 1995               F-3

  Statements of Operations for the Years Ended

  December 31, 1996 and 1995                                    F-4

  Statements of Changes in Shareholders' Equity for the
   Years ended December 31, 1996 and 1995                       F-5

  Statements of Cash Flows for the Years ended
   December 31, 1996 and 1995                                   F-6

  Notes to Financial Statements                                 F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Shareholders of

   Bureau of Electronic Publishing, Inc.:

We have audited the accompanying balance sheets of the Bureau of Electronic Publishing, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bureau of Electronic Publishing, Inc. as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 27, 1997

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

                                BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1995


                                                    1996         1995
                                                    ----         ----
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $   727,931   $2,252,590
   Accounts receivable, net of allowance for
    doubtful accounts of $0 and $480,000 in
    1996 and 1995 (Note 2)                            69,302      558,331
   Inventories (Note 2)                               34,051      367,194
   Prepaid expenses and other current assets           2,169      105,207
                                                  ----------   ----------
      Total current assets                           853,453    3,283,322

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $4,304 and $191,667 in 1996
 and 1995 (Notes 2 and 3)                             20,922      200,352
PREPUBLICATION COSTS, net of accumulated
 amortization of $0 and $895,113 in 1996
 and 1995 (Note 2)                                         0      917,111
INVESTMENT IN JOINT VENTURE (Note 2)                 226,000      250,000
OTHER ASSETS                                           6,250       58,000
                                                  ----------   ----------
      Total assets                                $1,106,625   $4,708,785
                                                  ==========   ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRRENT LIABILITIES:
 Accounts payable                                $   117,380   $  469,640
 Accrued expenses and other current
  liabilities                                        240,638      137,498
                                                  ----------   ----------
      Total current liabilities                      358,018      607,138

COMMITMENTS AND CONTINGENCIES (Note 5

SHAREHOLDERS' EQUITY (Notes 4, 5, 7, 8 and 9)
 Preferred stock, par value $.001 per share -
  2,000,000 shares authorized, no shares
  outstanding                                              0            0
 Common stock, par value $.001 per share -
  12,000,000 shares authorized, 4,519,869

  and 2,927,298 shares issued and outstanding
   in 1996 and 1995                                    4,520        2,927
 Common stock purchase warrants, 1,340,476
  warrants issued and outstanding                    335,119      335,119
 Additional paid-in capital                        8,102,809    6,130,568
 Accumulated deficit                              (7,693,841)  (2,366,967)
                                                  ----------   ----------
      Total shareholders' equity                     748,607    4,101,647
                                                  ----------   ----------

      Total liabilities and shareholders'
       equity                                     $1,106,625   $4,708,785
                                                  ==========   ==========

            The accompanying notes to financial statements are an
                    integral part of these balance sheets

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

                           STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                    1996         1995
                                                    ----         ----

NET SALES (Notes 2 and 5)                      $   553,566    $ 3,146,876

COST OF SALES (Note 2)                           2,340,575      1,329,676
                                               -----------    -----------

        Gross (loss) profit                     (1,787,009)     1,817,200

SELLING, GENERAL and
  ADMINISTRATIVE EXPENSES
  (Note 5)                                       3,581,962      2,782,801
                                               -----------    -----------

        Loss from operations                    (5,368,971)      (965,601)

EQUITY in LOSS of INVESTMENT in
  in JOINT VENTURE (Note 2)                        (24,000)             0

INTEREST INCOME (EXPENSE), net (Note 4)             52,218     (1,127,382)

OTHER INCOME                                        13,879              0
                                               -----------    -----------

        Loss before income taxes                (5,326,874)    (2,092,983)

 BENEFIT FOR INCOME
        TAXES (Note 6)                                   0         25,000
                                               -----------    -----------

        Net Loss                               ($5,326,874)   ($2,067,983)
                                               ===========    ===========

NET LOSS PER COMMON
  SHARE OUTSTANDING (Note 2)                        ($1.41)        ($1.12)
                                                    ======         ======

COMMON SHARES OUTSTANDING
  (Note 2)                                       3,774,305      1,849,075
                                                 =========      =========

            The accompanying notes to financial statements are an
                      integral part of these statements.

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                               Issued and                  Issued and
                              Outstanding                  Outstanding                  Additional
                                Common                       Common                      Paid-in       Accumulated
                                Shares         Amount       Warrants        Amount       Capital        (Deficit)        Total
                              -----------      ------      -----------      ------      ----------     -----------       -----
BALANCE - December 31, 1994    1,581,756       $1,582              0       $      0     $  733,118      ($266,247)     $  468,453

  Amortization of financing
   costs (Note 4)                      0            0              0              0        937,500              0         937,500

  Issuance of common stock         5,066            5              0              0         28,215              0          28,220

  Initial public offering
    (Note 1)                   1,150,000        1,150      1,150,000        287,500      4,398,998              0       4,687,648

  Issuance of common stock
    to bridge noteholders
    (Note 4)                     190,476          190              0              0              0              0             190

  Issuance of common stock
    purchase warrants to
    bridge noteholders (Note 4)        0            0        190,476         47,619              0              0          47,619

  Reclassification of
    accumulated earnings               0            0              0              0         32,737        (32,737)              0

  Net loss for the year ended
    December 31, 1995                  0            0              0              0              0     (2,067,983)     (2,067,983)
                               ---------       ------      ---------       --------     ----------     ----------       ---------

BALANCE - December 31, 1995    2,927,298        2,927      1,340,476        335,119      6,130,568     (2,366,967)      4,101,647

  Issuance of common stock        42,850           43              0              0        138,791              0        138,834

   5% stock dividend              81,721           82              0              0            (82)             0              0

  Issuance of common stock     1,468,000        1,468              0              0      1,833,532              0      1,835,000

Net loss for the year ended
  December 31, 1996                    0            0              0              0              0     (5,326,874)    (5,326,874)
                                       -            -              -              -              -    -----------     ----------

Balance - December 31, 1996    4,519,869    $   4,520      1,340,476     $  335,119    $ 8,102,809    ($7,693,841)     $ 748,607
                               =========    =========      =========     ==========    ===========    ===========     ==========

            The accompanying notes to financial statements are an
                      integral part of these statements.

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

                           STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                          1996         1995
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           ($5,326,874) ($2,067,983)
                                                      -----------  -----------

Adjustments to reconcile net loss to net
   cash used in operating activities
        Depreciation of property and equipment            127,164       57,866
        Loss on disposition of property and equipment     377,448            0
        Amortization of prepublication costs            1,749,299      540,820
        Amortization of financing costs                         0      937,500
        Provision for doubtful accounts                    91,580      105,000
        Equity in loss of investment in joint venture      24,000            0
        Changes in operating assets and liabilities-
            Decrease in accounts receivable               397,449       32,653
            Decrease (increase) in inventories            333,143     (247,064)
            Decrease (increase) in prepaid expenses and
                other current assets                       83,038      (66,566)
            Decrease in other assets                       51,750       66,462
            Decrease in accounts payable,
                accrued expenses, and other current
                liabilities                              (249,120)    (295,553)
                                                        ---------    ---------

                Total adjustments                       2,985,751    1,131,118
                                                        ---------    ---------
                Net cash used in operating activities  (2,341,123)    (936,865)
                                                       ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Proceeds from sale of property and equipment       37,524            0
        Purchase of property and equipment               (362,706)    (141,469)
        Increase in prepublication costs                 (832,188)    (734,977)
        Investment in joint venture                             0     (250,000)
                                                                -    ---------
             Net cash used in investing activities     (1,157,370)  (1,126,446)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from bridge loan                               0      500,000
        Repayment of  bridge loan                               0   (1,000,000)
        Proceeds from issuance of common stock, net     1,973,834    4,428,558
        Proceeds from issuance of common stock

                  purchase warrants, net                        0      335,119
                                                      -----------   ----------
             Net cash provided by financing
              activities                                1,973,834    4,263,677
                                                      -----------   ----------

             Net (decrease) increase in cash and
              cash equivalents                         (1,524,659)   2,200,366

CASH and CASH EQUIVALENTS,
             beginning of year                          2,252,590       52,224
                                                       ----------   ----------

CASH and CASH EQUIVALENTS, end of year                  $ 727,931   $2,252,590
                                                       ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Cash paid during the year for interest               $4,510      $57,980
      Cash paid during the year for taxes                       0            0
                                                                =            =


                The accompanying notes to financial statements
                  are an integral part of these statements.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)   NATURE OF OPERATIONS:

      Bureau of Electronic Publishing, Inc. (the "Company") was incorporated on May 5, 1988 to engage in the business of creating, publishing and selling interactive multimedia software titles on CD-ROM. Since the Company's inception and through the date of the merger described below, it had devoted substantial efforts to developing markets and distribution channels for these products. The Company's strategy was to internally develop high quality informational and educational interactive multimedia software based on licenses of existing print and other media properties primarily in fields that will achieve sustained consumer appeal and brand name recognition. The Company's products were intended for use by adults and students in homes, businesses, school and libraries. The Company developed and published its software on CD-ROMs for use on personal computers using Windows(TM), Macintosh and MS-DOS based CD-ROM playback systems.

      On August 11, 1995, the Company completed an initial public offering (the "IPO") of 1,000,000 shares of its common stock and 1,000,000 redeemable common stock purchase warrants, at a price of $5.00 per share and $0.25 per warrant. On October 2, 1995, the underwriter exercised its over allotment option for an additional 150,000 shares of the Company's common stock and 150,000 redeemable common stock purchase warrants. Net proceeds after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the IPO amounted to approximately $4,400,000.

      Subsequent to December 31, 1996 the Company completed a reverse acquisition with Jinan Chemical Fibre Organization ("JFO") and Pacific Chemical Group Limited ("PCG"), (see Note 9). For accounting purposes, JFO and PCG are deemed to be the acquirers of the Company. As a result of this transaction, control of the Company effectively passed to the stockholders of PCG and the Company thereafter discontinued its operations in the multimedia business.

(2)   SIGNIFICANT ACCOUNTING POLICIES:

     Accounting Estimates-

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      The Company provides an allowance for doubtful accounts, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain assumptions regarding the timing and amount of collection. Actual results could differ from those estimates and assumptions.

   Cash And Cash Equivalents-

      The Company considers cash on hand, cash on deposit with banks and temporary investments having a maturity of three months or less to be cash equivalents.

   Inventories-

      Inventories, principally finished goods available for distribution, are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. It is the Company's policy to review the composition of its inventory on an ongoing basis and reserve or dispose of obsolete, slow-moving or nonsaleable inventory.

  Property And Equipment-

      Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which ranges from four to seven years.

   Prepublication Costs-

      Prepublication costs, including editing and design of new CD-ROM titles, had been capitalized and amortized as a component of cost of sales. Amortization expense is computed on a product-by-product basis using the greater of (a) the ratio that current period gross revenue bears to the total of current and anticipated future gross revenues or (b) straight-line over the estimated economic life of the product (not exceeding three years). Amortization commenced in the period in which the products became available for general release. Prepublication costs include salaries and other direct production costs incurred once technological feasibility is established and licensing rights, if any, are obtained for the titles. Research and development costs incurred prior to this point are expensed as incurred. Such costs were not significant for the periods presented.

      The Company evaluates the carrying value of prepublication costs for each title on an ongoing basis in relation to anticipated future sales and, where appropriate, provides additional write downs of unamortized balances or accelerates the amortization rate so that the individual unamortized title costs do not exceed their net realizable value. During 1995, accelerated amortization of prepublication costs were approximately $121,000. As a result of the reverse merger described in Note 9, during

      1996, the Company wrote off the remaining balance of its prepublication costs. This resulted in amortization of approximately $1,749,000 for the year ended December 31, 1996.

  Investment in Joint Venture-

      During August 1995, the Company and the American Management Association ("AMA") formed a joint venture to develop and publish AMA materials on CD-ROM and the Internet. The new company, Amacom New Media, Inc., combines resources of these two publishers and is 50% owned by each party. During December 1995, the Company contributed $250,000 to the joint venture to provide initial funding requirements.

      The Company accounts for its investment in the joint venture under the equity method of accounting. Accordingly, the Company reports its share in earnings and losses of Amacom New Media, Inc. under the equity method of accounting. The Company's share of the loss of the joint venture for the year ended December 31, 1996 amounted to approximately $24,000. For the year ended December 31, 1995, the Company's share of the loss of the joint venture was $0 since the joint venture had not commenced operations or expended funds.

  Revenue Recognition-

      Sales revenue has been recognized when products are shipped to customers, since there are no remaining significant service or support obligations or warranties associated with the product sale and collectibility of the sale is probable. Technical support provided to consumers who purchase the Company's products generally occurs at or shortly after the time of sale. Such costs are not significant in relation to the product sale and are expensed as incurred. The effect of this treatment for technical support costs is not material to the results of operations for all periods presented. The Company provides a reserve for possible returns from customers, vendor price protection and discount allowances based upon historical experience as well as current and anticipated trends. These reserves are included in the allowance for doubtful accounts.

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

   Net Loss Per Common Share-

      Net loss per common share has been computed by dividing net loss by the weighted number of common shares outstanding after giving retroactive effect to the 5% stock dividend declared in April 1996. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. All other warrants and options have not been considered in the computation of net loss per common share as they would be anti-dilutive.

      In March 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." The new standard, which is effective in 1997, prescribes new methods for reporting earnings per share. If the Company had applied the new standard in 1996, reported results would not have been affected.

Reclassifications-

      Certain reclassifications have been made to prior years financial statements for them to conform to the current year presentation.

(3)   PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following as of December 31, 1996 and 1995:

                                                         1996          1995
                                                        -------      --------

        Computer equipment and software                 $16,646      $309,632
        Office equipment and furniture                    8,580        72,401
        Leasehold improvements                                0        10,346
                                                        -------      --------
                                                         25,226       392,019
         Less-Accumulated depreciation and amortization  (4,304)     (191,667)

                                                        -------      --------
                                                        $20,922      $200,352
                                                        =======      ========

      As a result of the reverse merger described in Note 9, during 1996 the Company disposed of substantially all of its property and equipment. The company sold property and equipment with a net book value of approximately $463,000 for approximately $86,000, which resulted in a loss on disposition of approximately $377,000. In connection with the disposition of property and equipment, the Company transferred equipment to vendors and employees in settlement of various obligations and received approximately $37,500 in cash.

(4)   BRIDGE FINANCING:

      On November 23, 1994, the Company borrowed $500,000 from several investors (the "Noteholders") through the issuance of Senior Secured Promissory Notes (the "Notes"). The Notes stipulated that the Noteholders were obligated to lend the Company an additional $250,000 if certain financial results were achieved and had the option of loaning the Company up to a total of $1 million. During April 1995, these same investors lent an additional $500,000 to the Company. Interest was payable quarterly commencing March 31, 1995 at a rate of 10%. Principal was payable in twelve equal monthly installments commencing on January 1, 1996. The Notes were senior to all other debt and the Noteholders had a first lien on the Company's accounts receivable in the event of default. The Notes also entitled the Noteholders to certain common stock rights in addition to the principal and interest payments, as described in the following paragraph.

      Upon the IPO the Noteholders, in addition to having the principal of and all accrued interest on their notes repaid from the proceeds of the IPO, exercised their right to receive shares of the Company's common stock and redeemable common stock purchase warrants (the "Bridge Warrants") in an amount determined by dividing the principal amount of the Notes by the IPO price.

      In August, 1995 the Company prepaid these Notes with the proceeds from the IPO in accordance with the note terms. Accordingly, the Company expensed the value of the common stock and redeemable common stock purchase warrants issuable upon the IPO as a financing expense from the date of the Notes through the IPO closing date of August 16, 1995. In addition to cash interest paid on these notes, interest expense for the year ended December 31, 1995 includes amortization of $937,500 of such financing costs related to the Notes.

(5)   COMMITMENTS AND CONTINGENCIES:

      Office Space-

      During December 1995, the Company exercised its option to cancel its primary office space lease due to expire in 1998. Rent expense under this lease totaled approximately $61,000 for the year ended December 31, 1995. During December 1995 and January 1996, the Company entered into noncancellable operating leases for office and warehouse space. As a result of the reverse merger described in Note 9, during 1996 the Company negotiated a settlement with the lessor whereby the Company terminated its lease obligation for its office space, effective January of 1997. As consideration for the lease cancellation, the Company has agreed to pay the lessor $38,000 in cash and to issue 73,000 shares of its Common Stock. In addition, the Company incurred a brokerage commission in this transaction for which the broker received equipment with a net book value of approximately $106,000 and on the effective date the broker will receive an additional 48,000 shares of the Company's Common Stock. As of December 31, 1996 the Company had accrued the $38,000 payable to the lessor. Rent expense for the year ended December 31, 1996 totaled approximately $159,000 of which $114,000 relates to the office lease described above. As a result of the Merger described in Note 9, the Company intends to negotiate a settlement with the remaining lessors and terminate the remaining lease obligations.

      Future minimum lease payments under noncancellable operating leases are as follows:

                      1997                       $48,000
                      1998                        47,000
                      1999                        44,000
                      2000                        39,000
                      2001                        10,000
                      Thereafter                      -0
                                                --------
                                                $188,000
                                                ========
      Significant Distributor-

      For the year ended December 31, 1996 no one distributor accounted for a significant percentage of net sales. For the year ended December 31, 1995 one distributor accounted for 27% of net sales.

      Other-

      The Company had entered into a three year employment agreement with a base term that expires on May 31, 1998, with its President and Chief Executive Officer which provided for a base salary of $175,000 and certain other benefits as well as the award of stock options at a price per share equal to 80% of the average price of the Company's common stock at the time of the award. The Company was recognizing compensation expense based on the 20% market price discount over the related vesting period as set forth in the underlying employment agreement.


      In connection with the Merger described in Note 9, all employees of the Company resigned and the President and Chief Executive Officer's employment agreement was terminated. The accompanying financial statements reflect approximately $72,000 of severance payments that are owed to those officers and employees.

(6)   INCOME TAXES PAYABLE:

      The benefit for income taxes for the year ended December 31, 1996 and 1995, consists of the following:

                                               December 31,     December 31,
                                                   1996             1995
                                                   ----             ----
             Federal-
                  Current                            $0           ($25,000)
                  Deferred                            0                  0
             State                                    0                  0
                                                     ==           =========
                                                     $0           ($25,000)
                                                     ==           =========

      The Federal tax benefit reflects the application of statutory income tax rates to income applicable to the period subsequent to September 13, 1994 (see Note 2). Although the Company has a cumulative net operating loss of approximately $7,300,000 for the year ended December 31, 1996, as shown below a valuation allowance for the associated tax benefits has been recorded as the Company believes that the realization criteria has not been met.

      Deferred income taxes consists of the following as of December 31, 1996 and 1995-

                                                Deferred Tax Asset
                                                    (Liability)
                                                ------------------
                                               1996             1995
                                               ----             ----

      Net operating loss carryforwards       $2,482,000         $646,000
      Allowance for doubtful accounts                 0          163,200
                                             -----------        ---------
             Net deferred taxes               2,482,000          809,200
      Less-Valuation allowance               (2,482,000)        (809,200)
                                             -----------        ---------
             Net                             $        0         $      0
                                             ===========        =========


      The Company will adjust the valuation allowance against the net deferred assets in the period in which management determines that realization of the asset is more likely than not.

(7)   STOCK OPTION PLAN:

      The Company adopted a stock option plan (the Plan) on September 9, 1994, for its Board of Directors, officers, employees and certain outside consultants. The aggregate number of shares of common stock which may be issued upon the exercise of options granted under the Plan cannot exceed 204,392. Under the terms of the Plan, the exercise price of each option granted cannot be less than the fair market value of the Company's common stock on the date the option is granted. Unless otherwise provided, options granted become exercisable, on a cumulative basis, with respect to 20% of the aggregate number of shares covered on the first anniversary date of the grant and an additional 20% covered on each of the next four succeeding anniversaries of the grant. No options may have a term that exceeds a period of 10 years from the date of its grant.

      At December 31, 1996, options for 147,411 shares were outstanding at exercise prices of $2.38 to $7.38 per share, of which 49,019 options were exercisable. During 1996, 67,606 options were granted and 26,624 options were canceled. At the time the options were granted the option price approximated the fair market value of the Company's common stock.

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued . SFAS 123 establishes permissable methods for valuing compensation attributable to stock options and is effective for the year ended December 31, 1996. As permitted by SFAS 123, the Company continued to follow the previous method of valuing compensation attributable to stock options prescribed by Accounting Principles Board opinion No. 25. The proforma disclosures required by SFAS No. 123 did not have a material affect on the Company's reported results of operations.

 (8)  SHAREHOLDERS' EQUITY:

      In addition to the IPO described in Note 1, the following is a description of other significant transactions affecting shareholders' equity:

      Pursuant to an agreement dated September 9, 1994, 113,337 warrants were granted to a consultant of the Company at an exercise price of $3.24 per share, which was based upon the price of the stock sold to a group of unaffiliated investors. As of December 31, 1996, 42,850 of these warrants had been exercised. Of the warrants remaining outstanding 50,487 expire in 1999 and 20,000 expire in the year 2000.

      In addition, warrants to purchase 20,000 shares of common stock have been granted in connection with the bridge financing (described in Note 4). The exercise price to purchase common stock under these warrants is equal to the IPO price or $5.00 per share. 10,000 of these warrants which expire in November 1999 and 10,000 of which expire in April 2000, have not been exercised.

      On April 4, 1996, the Board of Directors of the Company declared a 5% stock dividend for all holders of record as of April 30, 1996 of the Company's common stock. The stock dividend was paid by the Company on May 24, 1996. The two largest shareholders of the Company, who were also directors at the time, as joint tenants, elected not to receive such stock dividend.

      On April 4, 1996, the Company also announced that it had extended the expiration date of, and reduced the exercise price of, its Warrants that were issued as part of the Company's initial public offering which was consummated in August 1995. Each Warrant previously expired on August 10, 1998 and entitled the holder to purchase one share of the Company's common stock at a price of $7.50 per share. For holders of Warrants of record as of April 15, 1996, each Warrant will now expire on August 19, 1999 and will entitle the holder to purchase one share of the Company's common stock at a price of $6.50 per share. All other terms and provisions of the Warrants remained unchanged.

      On July 31, 1996, the Company completed a financing in the amount of $1,835,000 with an investor group for the sale of 36.7 units consisting of its common stock and common stock purchase warrants. Each unit was priced at $50,000 and consisted of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at an exercise price of $2.00 per share upon the terms and conditions more fully set forth in such warrants.

(9)   REVERSE MERGER:

      On January 23, 1997, the Company executed and closed transactions pursuant to an Agreement and Plan of Merger between the Company, BEPI Acquisition Corporation ("Subsidiary"), Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (the "Agreement"). Subsidiary was a British Virgin Islands ("BVI") corporation which was wholly owned by the Company. PCG was a privately held British Virgin Island corporation. JCF is a Peoples Republic of China ("PRC") corporation which operates a chemical fibre production complex in the city of Jinan in northern China. JCF is owned by the local government of Jinan. PCG owns 51% and JCF owns 49% of a joint venture, Jinan Dayang Chemical Fibre Corporation (the "Joint Venture"), which operates JCF's former Plant No. 1 production facility for purified terephthalic acid ("PTA").

      At the closing, Subsidiary merged into PCG in a merger carried out pursuant to the laws of BVI (the "Merger"). In connection with the Merger, the stockholders of PCG transferred 100% ownership of PCG to the Company and the stockholders of PCG received an aggregate of 833,672 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000, has 100 votes per share and votes with the Common Stock as one class, and has a preference of $100 per share in the event of liquidation. The Company intends to seek stockholder approval for the increase in authorized Common Stock in the near future. Prior to this transaction the Company had approximately 4,650,000 shares of Common Stock outstanding. As a result of the Merger, PCG became a wholly owned subsidiary of the Company and the stockholders of PCG acquired control of a substantial majority of the voting stock of the Company.

      On January 23, 1997, all other directors and officers of the Company resigned. As a result of the Merger, control of the Company has effectively passed to the stockholders of PCG. The only stockholder holding more than 5% of the total voting stock (Common Stock and Series A, B, and C Preferred Stock) of the Company is the Company's new Chairman-elect, who holds approximately 69.8% of the total voting stock of the Company. Together the former stockholders of PCG, including the Chairman, hold an aggregate of approximately 93.1% of the Company's total voting stock.

      The Joint Venture has succeeded to the business of manufacturing and sale of PTA originally conducted by Plant No. 1. Plant No. 1 is principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. A small portion of PTA is produced for sale to third parties. Pursuant to the Joint Venture Agreement, the Company is required to pay $14,955,000 in cash as its capital contribution for 51% of the equity interests in the Joint Venture. In the event that the capital contribution is not paid within three years of the formation of the joint venture, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. JCF owns 49% of the equity interests in the Joint Venture and has contributed part of its production facilities and other assets including certain plant and equipment of the No. 1 Plant to the Joint Venture as its capital contribution. In addition, JCF has leased to the Joint Venture certain other production assets of No. 1 Plant.

      The following summarized financial information relates to the Joint Venture's operations as of and for the year ended December 31, 1996:

                  Sales                              $____0_____
                  Gross (Loss)                        (58,451,000)
                  Net (Loss)                          (60,638,000)
                  Current Assets                        7,567,000
                  Current Liabilities                   7,579,000
                  Total Assets                         55,507,000
                  Net Equity                         $ 48,130,000

      In connection with the Merger, the Company is carrying out a private placement to obtain funds to be used in the operations of the Joint Venture, to defray costs of the Merger and to partially meet its obligations to make capital contributions to the Joint Venture. To date, the Company has issued 18.5 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. Each share of Series B Preferred Stock is automatically convertible into 100,000 shares of the Company's Common Stock one year after issuance. The Series B Preferred Stock is also convertible at a price per share which is equal to the lesser of (i) $1.00 or (ii) 75% of the average of the closing bid price of one share of Common Stock during the last five trading days immediately prior to the date of such conversion. Conversions are also subject to an increase in the number of authorized shares of Common Stock to 300,000,000. Each share of Series B Preferred Stock also has a preference of $100,000 per share in the event of liquidation. Each share of Series C Preferred Stock is convertible into two shares of the Company's Common Stock at $.50 per share when the number of authorized shares of the Company's Common Stock is increased to 300,000,000, has one vote per share and votes with the Common Stock as one class, and has a preference of $1.00 per share in the event of liquidation. To date, the Company has received total proceeds of $2,050,000 from the private placement.