Form 10KSB/A
period 1996-12-31
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1997-04-21
CIK 946737

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                              Amendment No. 1 to
                                 Form 10-KSB/A

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

           619 Alexander Road, Princeton, New Jersey   08540
         ------------------------------------------------------
          (Former Name, Former Address and Former    (Zip Code)
           Fiscal Year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each Class                Name of each exchange on which registered
-------------------                -----------------------------------------

Common Stock, par value $.001 per share  NASDAQ SmallCap & Boston Stock Exchange
---------------------------------------  ---------------------------------------

Redeemable Common Stock                  NASDAQ SmallCap & Boston Stock Exchange
Purchase Warrants
---------------------------------------  ---------------------------------------
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

     Transitional Small Business Disclosure Format  (check one):

                 Yes _________              No    X
                                               ______

     Documents Incorporated By Reference.  See Index to Exhibits.
     ____________________________________

Item 7. Financial Statements

This Amendment No. 1 to the Company's annual report on Form 10-KSB/A is being filed to replace pages F-2 and F-14 of the Financial Statements in their entirety with the new pages set forth hereinafter.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BUREAU OF ELECTRONIC PUBLISHING, INC.


Date:  April 18, 1997             By:         /s/ J. S. Pan
                                         -------------------------
                                         J. S. Pan, Vice President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature and Title                                        Date
      -------------------                                        ----

By:    /s/ J. S. Pan                                         April 18, 1997
      ----------------
      Name:  J. S. Pan
      Title: Vice President and Chief Financial Officer
             and a Director


By:   /s/ Jin Shan                                           April 18, 1997
     ------------------
     Name:  Jin Shan
            Chief Executive Officer


By:   /s/ Bryan Finkel                                       April 18, 1997
     -------------------
     Name:  Bryan Finkel
            Director

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



                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 27, 1997, except for Note (9)
as to which date is April 17, 1997

                                     F-2

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

      The following summarized financial information relates to the Joint Venture's operations as of and for the year ended December 31, 1996:

                  Sales                              $____0_____
                  Gross (Loss)                        (58,451,000)
                  Net (Loss)                          (60,636,000)
                  Current Assets                        7,567,000
                  Current Liabilities                   7,579,000
                  Total Assets                         55,137,000
                  Net Equity                         $ 47,558,000

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