Form 10QSB
period 1997-03-31
BUREAU OF ELECTRONIC PUBLISHING INC
filed 1997-05-20
CIK 946737

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 1-13890


                  BUREAU OF ELECTRONIC PUBLISHING, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its charter)


         DELAWARE                                 22-2894444
-----------------------------------         ----------------------
(State or other jurisdiction of                 (I.R.S.Employer
 incorporation or organization)               Identification No.)


                 745 Alexander Road, Princeton, New Jersey 08540
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 514-1600
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No



                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   4,647,619 at May 15, 1997

                      BUREAU OF ELECTRONIC PUBLISHING, INC.


Part I:                    FINANCIAL INFORMATION


Item 1.           Financial Statements

         The Financial Statements commence at page F-1.

Item 2.           Management's Discussion and Analysis or Plan of
                  Operations

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. On January 23, 1997 the Agreement and Plan of Merger between the Company, the Company's British Virgin Islands ("BVI") subsidiary, Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (the "Agreement") was simultaneously executed and closed. Pursuant to the Agreement, at the closing the Company's BVI subsidiary merged into PCG in a merger carried out pursuant to the laws of the BVI (the "Merger"). In connection with the Merger, the stockholders of PCG transferred 100% ownership of PCG to the Company and the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. As a result of the Merger, PCG became a wholly-owned subsidiary of the Company and the former stockholders of PCG acquired control of a substantial majority of the voting stock of the Company.

         PCG owns 51% and JCF owns 49% of a joint venture, Jinan Dayang Chemical Fibre Corporation (the "Joint Venture"). PCG's only asset is its 51% interest in the Joint Venture. The Joint Venture has succeeded to the business of manufacturing and sale of purified terephthalic acid ("PTA") conducted by JCF's No. 1 Plant in Jinan, People's Republic of China ("PRC"). No. 1 Plant is principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. The Company's multimedia education products business carried out prior to the Merger has been substantially discontinued. The Financial Statements and Notes and discussion below relate primarily to the business of the Joint Venture after the date of the closing of the Merger.

Working Capital and Liquidity

         On a pro forma basis, the Company had working capital of $12,257,000 at March 31, 1997. Plant No. 1's working capital was
Rmb 12,164,000.  The Company believes that the Company and Plant

No. 1 have sufficient working capital to carry out their normal operations for the next 12 months.

         Pursuant to the Agreement, the Company is required to pay $14,995,000 in cash as its capital contribution for its equity interests in the Joint Venture (the "Purchase Price"). To date, US$2,000,000 of the Purchase Price has been paid. In the event that the full Purchase Price is not paid by February 1999, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. The Company currently does not have the resources to pay the remainder of the Purchase Price. The Company intends to finance the payment of the remainder of the Purchase Price through the public or private sale of its equities. The company does not currently have any commitments or arrangements with respect to the financing of the remainder of the Purchase Price.

         In connection with the Merger, the Company carried out a private placement to obtain funds to be used in the operations of the Joint Venture and to defray certain costs of the Merger. The Company has issued in the private placement 18.25 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"). The Company has also agreed to issue shares of a Series D Convertible Preferred Stock ("Series D Preferred") convertible into 500,000 shares of Common Stock although that series of Preferred Stock has not yet been created. Each share of Series B Preferred Stock is automatically convertible into 100,000 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000 at a price which is equal to the lesser of (a) US$1.00 or (b) 75% of the average of the closing bid price of one share of Common Stock during the last five trading days immediately prior to the date of such conversion. Each share of Series C and Series D Preferred Stock is automatically convertible into two shares of the Company's Common Stock at $.50 per share when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. The Company has received total proceeds of approximately $2,800,000 from the private placement.

Results of Operations

         In late 1996, the Company substantially discontinued its previous business operations and in January 1997 completed the Merger. On a pro forma basis the Company had net income after provision for income taxes of $4,002,000 in the three months ended March 31, 1997 (the "1997 Period"). Pro forma sales were $17,357,000 in the 1997 Period. Due to the change in the Company's business, prior periods of the Company's historical operations are not comparable.

         The Company's principal asset is its 51% interest in the Joint

Venture which operates the business of Plant No. 1. Almost all of Plant No. 1's sales are to other units of JCF. Pro forma sales for the 1997 and 1996 Periods are based upon prices set by a government price bureau. Sales of Plant No. 1 were Rmb 143,981,000 in the 1997 Period as compared to Rmb 200,706,000 in the three months ended March 31, 1996 (the "1996 Period"). The decrease in sales was due to a decline of approximately 40% in the price established by the government price bureau. Actual tonnage of PTA produced and sold increased by approximately 18% from the 1996 Period to the 1997 Period. JCF and the Joint Venture have entered into an agreement which permits the Joint Venture to set the price of PTA at the Joint Venture's choice of the government price bureau or the general market price of PTA. The Company believes that this agreement will help alleviate some of the effect of price swings on revenues.

         Plant No. 1's cost of goods sold also declined from Rmb 131,877,000 in the 1996 Period to Rmb 75,589,000 in the 1997 Period. This decline was principally due to a decline in raw material costs. As a result primarily of the decline in cost of goods sold and a small decease in general and administrative expenses, Plant No. 1's income from operations before income taxes increased slightly from Rmb 64,711,000 in the 1996 Period to Rmb 65,091,000 in the 1997 Period.

         For purposes of these financial statements, translation of amounts from Chinese Renminbi into United States dollars has been made at the rate of $1.00 = Rmb8.2955 announced by the Bank of China on March 17, 1997. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on March 17, 1997 or at any other certain rate.

         In recent years, the economy of the PRC has experienced periods of rapid economic expansion and high rates of inflation, which have led to the adoption by the central government, from time to time, of various inflation control measures designed to regulate growth and contain inflation. High inflation may cause the government to take other actions which could inhibit economic activity in the PRC and may thereby adversely affect continued economic growth. Such actions could have a material adverse effect on the Company's results of operation, financial condition and/or expansion plans. In 1996 and to date in 1997, Plant No. 1's operations have not been materially affected by inflation.

Part II:          OTHER INFORMATION


Item 1.           Legal Proceedings

         The Company is not currently involved in any material legal proceedings.


Item 2.           Changes in Securities

         On January 23, 1997 the Company completed the Merger. In connection with the Merger, the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000, has 100 votes per share and votes with the Common Stock as one class, and has a preference of $100 per share in the event of liquidation. In connection with the Company's private placement, other series of Preferred stock were created and issued as described more fully in "Management's Discussion and Analysis or Plan of Operations -- Working Capital and Liquidity."

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders in the first quarter of 1997. In May 1997, holders of Common Stock representing approximately 55.5% of the Company's outstanding Common Stock executed written consents to the following actions:

1.       an increase in the authorized number of shares of Common
         Stock, par value $.001 per share, to 300,000,000, and an increase in the authorized number of shares of Preferred
         Stock, par value $.001 per share, to 3,000,000,

2.       a change in the Company's name to Pacific Chemical, Inc.,

3. a reverse stock split of the Company's Common Stock in a ratio of between four-to-one and ten-to-one, with the specific ratio to be determined at the discretion of the Company's Board of Directors (the Board having selected a ratio of six-to-one), and

4. ratification of issuance of Series A and Series B Preferred Stock having voting rights in excess of one vote per share.

         The foregoing actions will be effective 20 days after the distribution of an Information Statement relating thereto to the Company's stockholders.

Item 5.           Other Information

         None.


Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits



3.1      Certificate of Incorporation of the Company, as amended (1)(4)
3.2      By-laws of the Company (1)
4.1      Form of Representative's Warrant Agreement between the Company and Meyers Pollock Robbins, Inc., with form of warrant attached  (1)
4.2      Form of Warrant Agreement between the Company and Continental Stock
         Transfer & Trust Company with form of warrant attached (1)
4.3      Warrants issued by the Company to Richard M.H. Thompson & Associates, Inc. expiring November 23,
         1999 and April 21, 2000 (1)
10.1     Distribution Agreement dated February 10, 1993 between the Company and Softkat, a division of Baker
         & Taylor, Inc. (1)
10.2     Distribution Agreement dated January 15, 1992, as amended on February 10, 1993, between the Company and Merisel, Inc. (1)
10.3     CD-ROM Development Agreement dated June 21, 1994 between the Company and Simon & Schuster, Inc.
         (1)
10.4     License Agreement dated September 21, 1992 between Bureau Development, Inc. and Viking Penguin (1)
10.5     Software Development Agreement dated December 7, 1992 between Bureau Development, Inc. and Prentice
         Hall General Reference, a Division of Simon & Schuster, Inc. (1)
10.6     Amended and Restated Bureau of Electronic Publishing, Inc. 1994 Stock Option Plan (1)
10.7     Assignment and Assumption Agreement dated September 30, 1994 between the Company and Bureau
         Development, Inc. (1)
10.8     Agreement dated August 10, 1995 by and between Chelsea House Publishers and the Company (2)
10.9     Agreement dated August 2, 1995 by and between American
         Management Association and the Company (3)
10.10    Lease dated January 25, 1996
         between the Company and Lester M. Entin Associates (3)
10.11    Agreement and Plan of Merger dated January 23, 1997, by and among the
         Company, BEPI Acquisition Corporation, Pacific Chemical Group Limited
         ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (4)
10.12    Joint Venture Agreement, dated as of February 9, 1996, by and among PCG and JCF (4)
11       Calculation of Net Loss per Common Share
27       Financial Data Schedule



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

(4)      Incorporated by reference to the Company's Form 8-K filed
         February 7, 1997.

         (b) Reports on Form 8-K

         A report on Form 8-K reporting the closing of the Merger was filed on February 7, 1997. It contained Item 1 - Changes in Control of Registrant, Item 2
- Acquisition or Disposition of Assets, Item 5 - Other Events (relating to the issuance of Preferred Stock in a private placement), and Item 7(c) - Exhibits. Amended reports on Form 8-K/A were filed on April 8 and 22, 1997 containing Item 7(a) and (b) - Financial Statements relating to the Merger.

                      BUREAU OF ELECTRONIC PUBLISHING, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BUREAU OF ELECTRONIC PUBLISHING, INC.



                                                  /s/ J. S. Pan
                                         -----------------------------------
                                         J. S. Pan, Vice President and Chief
                                         Financial Officer



         May 20, 1997

                    HISTORICAL STATEMENTS OF EXPENDITURES OF
                 PACIFIC CHEMICAL GROUP LIMITED, JINAN DA YANG
                       CHEMICAL FIBRE COMPANY LIMITED AND
               JINAN CHEMICAL FIBRE CORPORATION - PLANT ONE, AND
              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                         FROM CONTINUING OPERATIONS OF
                     BUREAU OF ELECTRONIC PUBLISHING, INC.
                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (Amounts in thousands)

                                        Historical Statement of Expenditure
                              -------------------------------------------------------------------------------------------
                                                                                   Jinan Da Yang       Jinan Chemical
                                     Bureau of                Pacific Chemical     Chemical Fibre    Fibre Corporation
                              Electronic Publishing, Inc.       Group Limited      Company Limited        -Plant One
                                        US$                         US$                 Rmb                 Rmb
Sales                                   --                                   --                  --                  --
                              ---------------------------    ------------------- ------------------- -------------------
Cost of goods sold                      --                                   --                  --            (75,589)

General and
    administrative
    expenses                          (113)                                  --                  --             (3,301)
                              ---------------------------    ------------------- ------------------- -------------------
        Total costs and
            expenses                  (113)                                  --                  --            (78,890)
                              ---------------------------    ------------------- ------------------- -------------------
(Loss) income from
    operations before
    income taxes                      (113)                                  --                  --            (78,890)

Equity in Loss of Investment
    in Joint Venture                    (3)                                  --                  --                  --

Interest Income
    (Expense), net                       7                                   --                  --                  --

Other Income                             4                                   --                  --                  --

Provision for income                    --
    taxes                                                                    --                  --                  --
                              ---------------------------    ------------------- ------------------- -------------------
(Loss) income from continuing
    operations before
    minority interest                   --                                   --                  --              (78,890)
Minority interests                      --                                   --                  --                  --
                              ---------------------------    ------------------- ------------------- -------------------
(Loss) income from continuing

     operations                       (105)                                  --                  --              (78,890)

Loss from operation of
    discontinued multimedia
     business                         (176)                                  --                  --                  --
                              ---------------------------    ------------------- ------------------- -------------------

Net (loss) income                     (281)                                  --                  --              (78,890)
                              ---------------------------    ------------------- ------------------- -------------------
                                                                                   Pro forma Consolidated
                                                        Pro forma                 Statement of Income of Bureau of
                                                        Adjustment                  Electronic Publishing, Inc.
                                             Note           Rmb                        Rmb                 US$
Sales                                       (1)                143,981                    143,981              17,357
                                                                                ------------------- -------------------
Cost of goods sold                          (2)                  4,229                    (80,619)             (9,718)
                                            (3)                   (489)
                                            (4)                 (8,770)
                                            (5)                     --
General and
    administrative
    expenses                                                                               (4,238)               (511)
                                                                                ------------------- -------------------
        Total costs and
            expenses                                                                      (79,827)             (9,623)
                                                                                ------------------- -------------------
(Loss) income from
    operations before
    income taxes                                                                           64,154               7,734

Equity in Loss of Investment
    in Joint Venture                                                                          (25)                 (3)

Interest Income
    (Expense), net                                                                             58                   7

Other Income                                                                                   33                   4

Provision for income
    taxes                                   (6)                     --                         --                  --
(Loss) income from continuing operations
    before minority interest
                                                                                ------------------- -------------------
                                                                                           64,220               7,742
Minority interests                          (7)                 29,568                    (29,568)             (3,564)
                                                                                ------------------- -------------------

(Loss) income from continuing operations                                                   34,652               4,178

Loss from operation of discontinued
   multimedia software business                                                            (1,460)               (176)
                                                                                ------------------- -------------------

Net (loss) income                                                                          33,192               4,002
                                                                                ------------------- -------------------

Pro Forma Consolidated Income from
  continuing operations per Common Shares
  Outstanding                                                                                                   $0.04

Pro Forma Consolidated Loss from  operations
  of discontinued business per Common Shares
  Outstanding                                                                                                   $0.00

                                                                                                    -------------------

Pro Forma Consolidated Net Income Per
  Common Shares Outstanding                                                                                     $0.04
                                                                                                    ===================
Common Shares Outstanding                                                                                  91,283,557
                                                                                                    ===================

Translation of amounts from Renminbi (Rmb) into United States dollars (US$) for the convenience of the reader has been made at the rate of US$1.00=Rmb8.2955 announced by the Bank of China on March 17, 1997. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on March 17, 1997 or at any other certain rate.

        The accompanying notes are an integral part of these statements.

                  Jinan Chemical Fibre Corporation - Plant One
                           Statement of Expenditures
                      For the Quarter Ended March 31, 1997
                             (Amounts in thousands)

                                                                                   1996                      1997
                                                               ------------------------- -------------------------
                                                                                    Rmb                       Rmb

Sales                                                                           200,706                   143,981
                                                               ------------------------- -------------------------
Cost of goods sold                                                              131,877                    75,589
General and administrative expenses                                               4,118                     3,301
                                                               ------------------------- -------------------------
        Total costs and expenses                                                135,995                    78,890
(Loss) income from operations before income taxes                                64,711                    65,091
                                                               ------------------------- -------------------------



        The accompanying notes are an integral part of these statements.

Notes to Statement of Expenditures

1.       Sales:
         January-March 1997                 21,109 tons
         January-March 1996                 17,925 tons

2.       Sales, unit price:
         January-March 1997                 (from the Price Bureau) Rmb 8,050
                                            per ton, or Rmb 6,880 per ton
                                            before tax
         January-March 1996                 (as audited by Arthur Andersen)
                                            Rmb 13,100 per ton, or Rmb 11,197
                                            per ton before tax

3.       PX unit price (reflected in cost of goods sold)
         1997              Rmb 2,906 per ton before tax (actual price)
         1996              Rmb 6,865 per ton before tax
                           The original audited PX unit price was Rmb 6,760 per ton before tax. The adjusted pro forma PX unit price was Rmb 4,046 per ton before tax, which was the average PX unit price for 1996. In accordance with the "PX Pricing Amendment Agreement," the agreed upon PX unit price was high during the period of January-March 1996; therefore, the price of Rmb
                           6,865 per ton was used in the statement.

               HISTORICAL BALANCE SHEETS/STATEMENT OF NET ASSETS
                   OF BUREAU OF ELECTRONIC PUBLISHING, INC.,
                 PACIFIC CHEMICAL GROUP LIMITED, JINAN DA YANG
                       CHEMICAL FIBRE COMPANY LIMITED AND
               JINAN CHEMICAL FIBRE CORPORATION - PLANT ONE, AND
               UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET OF
                     BUREAU OF ELECTRONIC PUBLISHING, INC.
                              AS OF MARCH 31, 1997
                             (Amounts in thousands)

                                     Historical Balance Sheet/Statement of Net Assets
                          -----------------------------------------------------------------------
                                                               Jinan Da Yang     Jinan Chemical
                             Bureau of          Pacific        Chemical Fibre        Fibre
                             Electronic     Chemical Group        Company       Corporation-                      Pro forma
                          Publishing, Inc.      Limited           Limited          Plant One        Note          Adjustment
                          ----------------      -------           -------          ---------        ----          ----------
                                US$               US$               Rmb               Rmb                            Rmb
ASSETS
Current assets
    Cash at bank                     1,079                21                                        (8)              121,479
    Accounts receivable                 14                                                   126
    Inventories and
        spare parts, net                                                                  19,824
    Prepayments and
        other current
        assets                         123                                                27,748
                          ----------------- ----------------- ----------------- -----------------
    Total current assets             1,216                21                              47,698
Fixed assets, net                      164                             116,255           266,930    (9)             (278,363)
                                                                                                    (10)              38,558
Investment in joint
    venture                          1,223
Other assets                             6
                          ----------------- ----------------- ----------------- -----------------
    Total assets                     2,609                21           116,255           314,628
                          ----------------- ----------------- ----------------- -----------------
LIABILITIES
Current liabilities
    Accounts payable                    85               122                              33,981
    Accrued expenses
        and other
        liabilities                     70                                                 1,553
    Amount due to JCFC                                                                              (9)                1,372
                                                                                                    (10)              38,558
                          ----------------- ----------------- ----------------- -----------------




                              Pro forma Consolidated Balance
                              Sheet of Bureau of Electronic
                                     Publishing, Inc.
                                     ----------------
                                  Rmb               US$
ASSETS
Current assets
    Cash at bank                     130,604            15,744
    Accounts receivable                  242                29
    Inventories and
        spare parts, net              19,824             2,390
    Prepayments and
        other current
        assets                        28,768             3,468
                            ----------------- -----------------
    Total current assets             179,438            21,631
Fixed assets, net                    145,382            17,525

Investment in joint
    venture                           10,145             1,223
Other assets                              50                 6
                            ----------------- -----------------
    Total assets                     335,015            40,385
                            ----------------- -----------------
LIABILITIES
Current liabilities
    Accounts payable                  35,698             4,303
    Accrued expenses
        and other
        liabilities                    2,134               257
    Amount due to JCFC                39,930             4,814

                            ----------------- -----------------


                                     Historical Balance Sheet/Statement of Net Assets
                          -----------------------------------------------------------------------
                                                               Jinan Da Yang     Jinan Chemical
                             Bureau of          Pacific        Chemical Fibre        Fibre
                             Electronic     Chemical Group        Company       Corporation-                      Pro forma
                          Publishing, Inc.      Limited           Limited          Plant One        Note          Adjustment
                          ----------------      -------           -------          ---------        ----          ----------
                                US$               US$               Rmb               Rmb                            Rmb

    Total current
        liabilities                    155               122                              35,534
                          ----------------- ----------------- ----------------- -----------------
Minority interest                                                                                   (7)              116,896
                          ----------------- ----------------- ----------------- -----------------
INVESTORS' EQUITY
(DEFICIT)
Share capital                            6                 8           116,896                      (7)             (116,896)
                                                                                                    (8)              121,479
Appreciation of share
    value / Additional
    paid-in capital                 10,088                15
Warrants                               335
Accumulated deficit                 (7,975)             (124)             (641)
                          ----------------- ----------------- ----------------- -----------------
    Investors' equity
        (deficit)                    2,454              (101)          116,255
                          ================= ================= ================= =================
Total liabilities and
    investors'
(deficit)                            2,609                21           116,255            35,534
    equity
                          ================= ================= ================= =================


                              Pro forma Consolidated Balance
                              Sheet of Bureau of Electronic
                                     Publishing, Inc.
                                     ----------------
                                  Rmb               US$

    Total current
        liabilities                   77,762             9,374
                            ----------------- -----------------
Minority interest                    116,896            14,091
                            ----------------- -----------------
INVESTORS' EQUITY
(DEFICIT)
Share capital                        121,595            14,658

Appreciation of share
    value / Additional
    paid-in capital                   83,809            10,103
Warrants                               2,779               335
Accumulated deficit                  (67,826)           (8,176)
                            ----------------- -----------------
    Investors' equity
        (deficit)                    140,357            16,920
                            ----------------- -----------------
Total liabilities and
    investors'
(deficit)                            335,015            40,385
    equity
                            ================= =================

Translation of amounts from Renminbi (Rmb) into United States dollars (US$) for the convenience of the reader has been made at the rate of US$1.00=Rmb8.2955 announced by the Bank of China on March 17, 1997. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on March 17, 1997 or at any other certain rate.


        The accompanying notes are an integral part of these statements.

                     BUREAU OF ELECTRONIC PUBLISHING, INC.
                          NOTES TO UNAUDITED PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS



A description of pro forma adjustments is as follows:

1. To record sales revenue in relation to the transfer of products to other production units of JCFC based on the sales prices set by the Price Bureau.

2. To adjust for the decrease in depreciation expense based on the cost of fixed assets contributed by JCFC to Jinan Da Yang.

3. To adjust for additional utility charges imposed by JCFC for the supply of utilities to Jinan Da Yang.

4. To record operating lease rentals in respect of land, buildings and equipment which will be leased to Jinan Da Yang.

5. To adjust for the changes in production costs as a result of the purchase of a major raw material, P-Xylene directly from JCFC based on the prevailing market prices at the dates of production. The market prices of P-Xylene used for computation of this pro forma adjustment are based on prices quoted on a confirmation reply from a major supplier of JCFC.

6. Under the Income Tax Law of the People's Republic of China (the "PRC") concerning Enterprises with Foreign Investments and Foreign Enterprises and related regulations, a Sino-foreign joint venture may, on application with the relevant tax bureau, be eligible for a tax holiday. If Jinan Da Yang qualifies for a tax holiday, it will be exempted from PRC income tax for two years starting from the first profitable year of operations and 50% reduction in the three years thereafter. No provision for income taxes has been made in the unaudited pro forma consolidated statement of income on the basis that Jinan Da Yang would have been eligible for a tax holiday in 1996.

     Jinan Da Yang may also be liable to other taxes such as business tax and other local taxes.

7.   To record minority interests of JCFC.

8. Neither Bureau of Electronic Publishing, Inc. nor Pacific Chemical currently has the financial resources to make the US$14,995,000 capital contribution to Jinan Da Yang and must seek external financing. The pro forma financial statements assume this financing will be in the form of additional capital contributions from the existing shareholders of Bureau of Electronic Publishing, Inc. or Pacific Chemical. There is no assurance that Bureau of Electronic Publishing, Inc. or Pacific Chemical will be successful in raising the funds required to make its capital contribution. Accordingly, there is no assurance that Jinan Da Yang will become operational.

9. To record the amount due to JCFC assuming the transfer of all assets and liabilities directly related and/or attributable to Plant One other than fixed assets.

10. To record the one-off license and know-how fee for the use of certain fixed assets of Plant One to be transferred from Plant One to Jinan Da Yang.

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

            UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF CASH FLOW

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                            (Amounts in thousands)


                                                                Bureau of         Pacific      Jinan Da Yang      Jinan Chemical
                                                                Electronic        Chemical     Chemical Fibre   Fibre Corporation
                                                              Publishing, Inc.  Group Limited  Company Limited      Plant-One
                                                              ----------------  -------------  ---------------  -----------------
                                                                    US$              US$             Rmb               Rmb
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             (281)                                            (78,890)
                                                              ---------------                                   -----------------

Adjustments to reconcile net loss to net
   cash used in operating activities
        Depreciation of property and equipment                             7                                              11,433
        Equity in loss of investment in joint venture                      3
        Changes in operating assets and liabilities-
            Decrease (increase) in accounts receivable                    55                                                  47
            Decrease in inventories and spare parts                       34                                              25,931
            (Increase) decrease in prepaid expenses
                and other current assets                                (100)                                            (11,082)
            (Decrease) increase in accounts payable,
                accrued expenses, and other current
                liabilities                                             (203)                                            (26,329)
                                                             ---------------                                   -----------------
                Total adjustments                                       (204)                                                  0
                                                             ---------------                                   -----------------
                Net cash used in operating activities                   (485)                                            (78,890)
                                                             ---------------                                   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                              (150)
        Increase in prepublication costs                                   0
        Investment in joint venture -
         Jinan Chem Fibre                                             (1,000)
                                                             ---------------
             Net cash used in investing activities                    (1,150)
                                                             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net cash transferred from Jinan Chemical

         Fibre-head office                                                                                                78,890
        Proceeds from issuance of preferred
         stock-series A, net                                              79
        Proceeds from issuance of preferred
         stock-series B, net                                           1,279
        Proceeds from issuance of preferred
         stock-series C, net                                             500
        Issuance of common stock to pay liablities,
         net                                                             128
                                                              ---------------   -------------  ---------------  -----------------
          Net cash provided by financing activities                    1,986                                              78,890
                                                              ---------------   -------------  ---------------  -----------------
          Net increase (decrease) in cash and
           cash equivalents                                              351                                                  --

CASH and CASH EQUIVALENTS, beginning of period                           728              21                                  --
                                                              ---------------   -------------                   -----------------

CASH and CASH EQUIVALENTS, end of period                             $ 1,079              21                                  --
                                                              ===============   =============                   =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Cash paid during the period for interest                           $ 0              --               --                 --

      Cash paid during the period for taxes                                0              --               --                 --
                                                              ===============   =============  ===============  =================



                                                                                                  Pro Forma Consolidated
                                                                                Pro Forma     Statement of Cash Flow of Bureau
                                                                Note            Adjustment     of Electronic Publishing, Inc.
                                                             -------------     -------------  ---------------  -----------------
                                                                                    Rmb             Rmb               US$
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                         (81,221)            (9,791)
                                                                                              ---------------  -----------------

Adjustments to reconcile net loss to net
   cash used in operating activities
        Depreciation of property and equipment                                                       11,491              1,385
        Equity in loss of investment in joint venture                                                    25                  3
        Changes in operating assets and liabilities-
            Decrease (increase) in accounts
              receivable                                                                                503                 61
            Decrease in inventories
                and spare parts                                                                      26,213              3,161
            (Increase) decrease in prepaid expenses
                and other current assets                                                            (11,920)            (1,437)
            (Increase) in other assets
            (Decrease) increase in accounts payable,
                accrued expenses, and other current
                liabilities                                                                         (28,013)            (3,377)
                                                                                             ---------------  -----------------
                Total adjustments                                                                    (1,701)              (204)
                                                                                             ---------------  -----------------
                Net cash used in operating activities                                               (82,922)            (9,995)
                                                                                             ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                                                           (1,244)              (150)
        Investment in joint venture -
         Jinan Chem Fibre                                                                            (8,296)            (1,000)
                                                                                             ---------------  -----------------
             Net cash used in investing activities                                                   (9,540)            (1,150)
                                                                                             ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net cash transferred from Jinan Chemical
         Fibre-head office                                                                           78,890              9,510
        Proceeds from issuance of preferred
         stock-series A, net                                                                            655                 79
        Proceeds from issuance of preferred
         stock-series B, net                                                                         10,609              1,279
        Proceeds from issuance of preferred
         stock-series C, net                                                                          4,148                500
        Issuance of common stock to pay liablities,

         net                                                                                          1,062                128
                                                                                             ---------------  -----------------
          Net cash provided by financing activities                                                  95,364             11,496
                                                                                             ---------------  -----------------
          Net increase in cash and
           cash equivalents                                                                           2,902                351

          Pro Forma adjustment to cash                                (8)                            (2,902)              (351)

CASH and CASH EQUIVALENTS, beginning of period                        (8)          124,391          130,604             15,744

CASH and CASH EQUIVALENTS, end of period                              (8)          121,479          130,604             15,744
                                                                              =============  ===============  =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Cash paid during the period for interest                         --                --               --                 --

      Cash paid during the period for taxes                            --                --               --                 --
                                                            =============     =============  ===============  =================

The accompanying notes are an integral part of these statements.

                    BUREAU OF ELECTRONIC PUBLISHING, INC.

UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                            (Amounts in thousands)


                                                                Bureau of Electronic Publishing, Inc.
                               ----------------------------------------------------------------------------------------------------
                                                                              US $

                                Issued and             Issued and            Issued and
                               Outstanding            Outstanding           Outstanding            Additional
                                Preferred               Common                Common                Paid-in     Accumulated
                                 Shares      Amount     Shares      Amount   Warrants     Amount    Capital      (Deficit)    Total
                               -----------   ------   -----------   ------  -----------   ------   ----------   -----------   -----

BALANCE - December 31, 1996            0      $  0        4,520      $  5      1,340       $ 335    $  8,103     ($ 7,694)   $  749

  Issuance of common stock             0         0          128         0          0           0         128            0       128

  Issuance of preferred stock
    - Series A                       834         1            0         0          0           0          78            0        79

  Issuance of preferred stock
    - Series B                         0         0            0         0          0           0       1,279            0     1,279

  Issuance of preferred stock
    - Series C                       500         0            0         0          0           0         500            0       500

  Pro Forma adjustment to
    reflect increase in cash
    from 1/1/97 to 3/31/97

Net loss for the three months
  ended March 31, 1997                 0         0            0         0          0            0          0         (281)     (281)
                                   -----      ----        -----      ----      -----       ------    -------      -------    ------

Balance - March 31, 1997           1,334      $  1        4,648      $  5      1,340       $  335    $10,088      $(7,975)   $2,454
                                   =====      ====        =====      ====      =====       ======    =======      =======    ======

       The accompanying notes are an integral part of these statements.

                                                                                Jinan Da Yang Chemical Fibre
                                           Pacific Chemical Group Limited              Company Limited
                                         ----------------------------------   ----------------------------------
                                                       US $                                 Rmb

                                                   Additional                           Additional
                                          Share      Paid-in    Accumulated    Share      Paid-in     Accumulated
                                         Capital     Capital     (Deficit)    Capital     Capital      (Deficit)
                                         -------   ----------   -----------   -------   -----------   -----------

BALANCE - December 31, 1996                  8           15          (124)    116,896          0          (641)

  Issuance of common stock

  Issuance of preferred stock
    - Series A

  Issuance of preferred stock
    - Series B

  Issuance of preferred stock
    - Series C

  Pro Forma adjustment to
    reflect increase in Cash
    from 1/1/97 to 3/31/97

Net loss for the three months
  ended March 31, 1997                       0            0             0           0          0             0
                                         -----         ----         -----     -------      -----         -----

Balance - March 31, 1997                     8           15          (124)    116,896          0          (641)
                                         =====         ====         =====     =======      =====         =====

                                               Jinan Chemical Fibre
                                              Corporation Plant One                             Pro Forma Adjustment
                                         ----------------------------------             ----------------------------------
                                                      Rmb                                              Rmb

                                                   Additional                                      Additional
                                          Share     Paid-in     Accumulated             Share       Paid-in      Accumulated
                                         Capital    Capital      (Deficit)    Note      Capital     Capital       (Deficit)
                                         -------   ----------   -----------   ----      -------   -----------   -----------

BALANCE - December 31, 1996                  0            0            0      (7)      (116,896)

  Issuance of common stock                                                    (8)       121,479

  Issuance of preferred stock
    - Series A

  Issuance of preferred stock
    - Series B

  Issuance of preferred stock
    - Series C

  Pro Forma adjustment to
    reflect increase in Cash
    from 1/1/97 to 3/31/97

Net loss for the three months
  ended March 31, 1997                       0            0            0
                                         -----         ----        -----

Balance - March 31, 1997                     0            0            0
                                         =====         ====        =====

                                      Pro Forma Consolidated Statement of
                                       Changes in Shareholders' Equity of
                                      Bureau of Electronic Publishing, Inc.
                                 ----------------------------------------------   -----------------------------------------------
                                       Rmb                                                 US $
                                         Additional                                       Additional
                                  Share    Paid-in           Accumulated           Share   Paid-in             Accumulated
                                 Capital   Capital  Warrants  (Deficit)   Total   Capital  Capital   Warrants  (Deficit)   Total
                                 ------- ---------- -------- -----------  -----   ------- ---------  -------- -----------  -----
BALANCE - December 31, 1996      124,499    67,343    2,779    (65,495)  129,126   15,008   8,118      335       (7,895)  15,566

  Issuance of common stock                   1,062                         1,062              128                            128

  Issuance of preferred stock
    - Series A                                 647                           647               78                             78

  Issuance of preferred stock
    - Series B                              10,609                        10,609            1,279                          1,279

  Issuance of preferred stock
    - Series C                               4,148                         4,148              500                            500

  Pro Forma adjustment to
    reflect increase in Cash
    from 1/1/97 to 3/31/97 (8)    (2,904)                                 (2,904)(8) (350)                                  (350)

Net loss for the three months
  ended March 31, 1997                 0         0        0      (2,331)  (2,331)               0        0         (281)    (281)
                                 -------    ------    -----     -------  -------    ------   ------    ----       ------   ------

Balance - March 31, 1997         121,595    83,809    2,779     (67,826) 140,357   14,658   10,103     335       (8,176)  16,920
                                 =======    ======    =====     =======  =======   ======   ======     ===       ======   ======

                      BUREAU OF ELECTRONIC PUBLISHING, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

The balance sheet/statement of net assets as of March 31, 1997 and the related statement of expenditure, shareholders equity and cash flow for the period ended March 31, 1997 have been prepared by Bureau of Electronic Publishing, Inc. ("BEPI"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of BEPI for the interim period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included with Form 10-KSB and the unaudited pro forma financial information included in Form 8-K/A filed in April 1997. The statement of expenditure for the three month period ended March 31, 1997 is not necessarily indicative of the operating results for the full year.



2.  ORGANIZATION AND PRINCIPAL ACTIVITY

Jinan Da Yang Chemical Fibre Company Limited (the "Company") was incorporated in the People's Republic of China (the "PRC") on March 27, 1996 as a Sino-foreign equity joint venture enterprise.

Based on a joint venture agreement dated February 9, 1996 between Pacific Chemical Group Limited ("Pacific Chemical"), a company incorporated in the British Virgin Islands and Jinan Chemical Fibre Corporation ("JCFC"), a company incorporated in the PRC, the Company was established. Pursuant to the aforesaid agreement, Pacific Chemical will pay US$14,995,000 in cash as its capital contribution for 51% of the equity interest in the Company. JCFC will own 49% of the equity interest in the Company and will contribute to the Company part of its production facilities and other assets including certain machinery and equipment, valued at US$14,425,000, based on PRC regulations as its capital investment. JCFC has also agreed to lease to the Company certain production equipment, land and buildings of Plant One with an estimated valuation of approximately Rmb 259 million for an annual payment of Rmb 35,083,000 for a period of three years. The rental charges will be adjusted and mutually agreed by JCFC and Pacific Chemical after the initial three years' rental period. The Company will also succeed to the business of manufacturing and sale of Purified Terephthalic Acid ("PTA") currently conducted by a production plant of JCFC.

During the period, JCFC contributed machinery and equipment of valued at US$14,425,000 to the Joint Venture. However, as of December 31, 1996, the

injection of assets by Pacific Chemical and the transfer of operations of a production plant of JCFC to the Company had not been completed. The machinery and equipment injected by JCFC to the Company is being used by JCFC for its own operations without charge pending completion of the capital contribution by Pacific Chemical.

Other key provisions of the joint venture agreement and related supplemental agreements between JCFC and Pacific Chemical included the following:

o the joint venture period of the Company is 50 years commencing from the formation of the Company on March 27, 1996;

o the profit and loss sharing ratio of the Company is the same as the percentage of equity interests held by the respective investors;

o the Company's Board of Directors consists of 7 members; 3 designated by JCFC and 4 designated by Pacific Chemical;

o the production of the Company will first serve the demand of JCFC's annual production requirements;

o the Company will guarantee approximately 70,000 tons of PTA per annum to supply to JCFC at sales prices set by the PRC Price Bureau;

o JCFC will provide management and administrative services to the Company for a management fee; and

o JCFC will transfer to the Company the right to use electricity and water, and the Company will pay JCFC a one-off license and know-how fee for the use of certain fixed assets of JCFC. The total cost to the Company will be approximately Rmb 62.6 million; and

o JCFC will purchase certain raw materials for the Company. Such raw materials will be sold to the Company based on the prevailing market prices of such raw materials at the date of utilization for production by the Company.

The Company conducts its operations in the PRC and accordingly is subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, political, economic and legal environments and foreign currency exchange. These risks are described further in the following paragraphs:

a.  Political Environment

    The Company's results may be adversely affected by changes in the political and social conditions in the PRC and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the PRC government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

b.  Economic Environment

    The economy of the PRC differs significantly from the United States economy in many respects, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, self- sufficiency, rate of inflation and balance of payments position. The adoption of economic reform policies since 1978 has resulted in a gradual reduction in the role of state economic plans in the allocation of resources, pricing and management of such assets, an increased emphasis on the utilization of market forces, and rapid growth in the PRC economy. However, such growth has been uneven among various regions of the country and among various sectors of the economy.

b.  Economic Environment (Cont'd)

    In recent years, the PRC economy has experienced periods of rapid economic expansion and high rates of inflation, which have led to the adoption by the central government from time to time of various corrective measures designed to regulate growth and contain inflation. High inflation may cause the government to take other actions which could inhibit economic activity in the PRC and may thereby delay planned expansion. Such actions could adversely affect the Company's results of operations and expansion plans.

c.  Legal Environment

    The PRC's legal system is based on written statutes under which prior court decisions may be cited as authority but do not have binding precedential effect. The PRC's legal system is relatively new, and the government is still in the process of developing a comprehensive system of laws, a process that has been ongoing since 1979. Considerable progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Such legislation has significantly enhanced the protection afforded to foreign investors. However, experience with respect to the implementation, interpretation and enforcement of such laws is limited.

d.  Foreign Currency Exchange

    The Company expects that substantially all of its revenue will be denominated in Renminbi. A portion of the future profits of the Company, if any, will need to be converted to other currencies to meet its foreign currency obligations such as payment of dividends declared. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require PRC government approvals.

    No assurance can be given that the Company will be able to convert sufficient amounts of foreign currencies in the PRC foreign exchange market in the future for payment of dividends.

2.  BASIS OF PRESENTATION

    The accompanying financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles and other relevant financial regulations applicable to Sino-foreign equity joint venture enterprises as established by the Ministry of Finance of the PRC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Taxation

    (i) Income Taxes

    Pursuant to the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises in the PRC, the Company is subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in its statutory accounts. In accordance with the provisions of the same income tax laws, the Company will be fully exempted from income taxes for two years starting from the first profit-making year followed by a 50% reduction for the next three years.

    Pursuant to the relevant income tax laws applicable to state-owned enterprises in the PRC, JCFC is subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in its statutory accounts.

    As one of the production units of JCFC, the majority of the Plant One's products are transferred to other production units for further processing. Since Plant One itself does not maintain a separate set of accounting records, all of its income tax liabilities, if any are borne by JCFC. Accordingly, no income taxes have been provided in Plant One's financial statements.

    (ii) Valued-added Tax

    Plant One's sales are subject to VAT which is the principal indirect tax on the sales of tangible goods and the provision of certain specified services. The general VAT rate applicable to Plant One's products is 17%.

b.  Fixed Assets and Depreciation

    Machinery and equipment are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed using the straight-line method over the assets' estimated useful lives of 14 years after taking into account the estimated residual value of 5% of the costs of the fixed assets.

c.  Use of Estimates

    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d.  Cash and Cash Equivalents

    The Company considers cash on hand, cash on deposit with banks and temporary investments having a maturity of three months or less to be cash equivalents.

e.  Inventories

    Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Provision is made for obsolete, slow moving or defective items, where appropriate.

f.  Foreign Currency Translation

    Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a Foreign Exchange Adjustment Center.

    Foreign currency transactions are translated into Renminbi at the exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the exchange rates prevailing at the balance sheet dates. The resulting exchange differences are recorded in the statements of expenditures.

g.  Pro Forma Net Income Per Common Share

    Pro forma net income per common share has been computed by dividing pro forma consolidated net income by the weighted number of common shares outstanding assuming full conversion of issued and outstanding preferred shares. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. All other warrants and options have not been considered in the computation of pro forma net income per common share as they would be anti-dilutive.
                                     F-10