Form 10QSB
period 1997-06-30
PACIFIC CHEMICAL INC
filed 1997-08-19
CIK 946737

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                                    Commission File No. 1-13890

                             PACIFIC CHEMICAL, INC.
        (Exact name of small business issuer as specified in its charter)

   Delaware                                    22-2894444
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification
                                                  number)
745 Alexander Road
Princeton, New Jersey                                    08540
(Address of principal executive offices)              (Zip Code)

                                (609) 514-1600
                           (Issuer's telephone number)

Bureau of Electronic
Publishing, Inc.
 (Former name)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               YES   X    NO

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 15, 1997 was 14,991,403 shares.

The number of the issuer's common stock purchase warrants outstanding as of August 15, 1997 was 1,340,476 warrants.

Transitional Small Business Disclosure Format:   Yes         No   X

                                 Page 1 of      pages

Item 1.  Financial Statements

         The Financial Statements commence at page F-1.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. On January 23, 1997 the Agreement and Plan of Merger between the Company, the Company's British Virgin Islands ("BVI") subsidiary, Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (the "Agreement") was simultaneously executed and closed. Pursuant to the Agreement, at the closing the Company's BVI subsidiary merged into PCG in a merger carried out pursuant to the laws of the BVI (the "Merger"). In connection with the Merger, the stockholders of PCG transferred 100% ownership of PCG to the Company and the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 16.67 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. As a result of the Merger, PCG became a wholly owned subsidiary of the Company and the former stockholders of PCG acquired control of a substantial majority of the voting stock of the Company.

         Through PCG, the Company owns 51% of a joint venture, Jinan Dayang Chemical Fibre Corporation (the "Joint Venture"). The other 49% interest in the Joint Venture is owned by JCF. The Company's principal asset is its 51% interest in the Joint Venture. The Joint Venture has succeeded to the business of manufacturing and sale of purified terephthalic acid ("PTA") conducted by JCF's No. 1 Plant in Jinan, People's Republic of China ("PRC"). No. 1 Plant is principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. The Company's multimedia education products business carried out prior to the Merger has been substantially discontinued. The Financial Statements and Notes and discussion below relate primarily to the business of the Joint Venture after the date of the closing of the Merger.

         In June 1997, the Company's authorized Common Stock was increased to 300,000,000 shares and the Series A Preferred Stock was converted to Common Stock. Also in June 1997, the Company effected a six-to-one reverse stock split of its Common Stock. All numbers in this Report have been adjusted to reflect this reverse stock split.

Working Capital and Liquidity

         On a consolidated basis, the Company had working capital of $3,926,000 at June 30, 1997. The Company believes that the Company and Plant No. 1 have sufficient working capital to carry out their normal operations for the next 12 months.


         Pursuant to the Agreement, the Company is required to pay $14,995,000 in cash as its capital contribution for its equity interests in the Joint Venture (the "Purchase Price"). To date, $2,000,000 of the Purchase Price has been paid. In the event that the full Purchase Price is not paid by February 1999, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. The Company currently does not have the resources to pay the remainder of the Purchase Price. The Company intends to finance the payment of the remainder of the Purchase Price through the public or private sale of its equities. The Company does not currently have any commitment or arrangements with respect to the financing of the remainder of the Purchase Price.

         In connection with the Merger, the Company carried out a private placement to obtain funds to be used in the operations of the Joint Venture and to defray certain costs of the Merger. The Company has issued in the private placement 18.25 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"). The Company has also agreed to issue shares of a Series D Convertible Preferred Stock ("Series D Preferred") convertible into 500,000 shares of Common Stock although that series of Preferred Stock has not yet been issued. Each share of Series B Preferred Stock is automatically convertible into 100,000 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000 at a price which is equal to the lesser of (a) $1.00 or (b) 75% of the average of the closing bid price of one share of Common Stock during the last five trading days immediately prior to the date of such conversion. Each share of Series C and Series D Preferred Stock is automatically convertible into two shares of the Company's Common Stock at $.50 per share when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. The increase in the authorized shares occurred in June, 1997, and accordingly, the preferred shares are convertible. As of August 15, 1997, the Company has received total proceeds of approximately $2,800,000 from the private placement.

Results of Operations

         The Company's principal asset is its 51% interest in the Joint Venture which operates the business of Plant No. 1. Almost all of Plant No. 1's sales are to other units of JCF. Sales for the 1997 Periods are based upon prices set by a government price bureau. Sales for the six and three month periods ended June 30, 1997 were $31,143 and $13,772, respectively. JCF and the Joint Venture have entered into an agreement which permits the Joint Venture to set the price of PTA at the Joint Venture's choice of the government price bureau or the general market price of PTA. The Company believes that this agreement will help alleviate some of the effect of price swings on revenues.

         Cost of sales for the six and three month periods ended June 30, 1997 were $18,603 and $8,641, respectively. Gross profit for the corresponding periods were $12,540 and $5,131, respectively, representing 40% and 37% of sales. Selling, general and administrative expenses were $1,292 and $785 for the six and three month periods ended June 30, 1997.


         The financial statements for periods prior to the acquisition of the Joint Venture interest (January 23, 1997) do not reflect any activity of the Joint Venture.

         For purposes of these financial statements, translation of amounts form Chinese Renminbi into United States dollars has been made at the rate of $1.00 = Rmb8.2955 announced by the Bank of China on March 17, 1997. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on March 17, 1997 or at any other certain rate.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not currently involved in any material legal proceedings.

Item 2.  Changes in Securities

     On January 23, 1997 the Company completed the Merger. In connection with the Merger, the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock was automatically convertible into 16.67 shares of the Company's Common Stock when the number of authorized shares of the Company's common Stock is increased to 300,000,000. The amount of stock was increased to 300,000,000 in June 1997, and the Series A shares were converted into 13,894,528 common shares on a post-split basis. In connection with the Company's private placement, other series of Preferred stock were created and issued as described more fully in "Management's Discussion and Analysis or Plan of Operations--Working Capital and Liquidity."

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

Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1  --  Certificate of Incorporation of the Company, as amended(1)(4)

3.2  --  By-laws of the Company(1)

4.3 -- Form of Representative's Warrant Agreement between the Company and Meyers Pollock Robbins, Inc., with form of warrant attached(1)

4.4 -- Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company with form of warrant attached(1)

10.6 -- Distribution Agreement dated February 10, 1993 between the Company and Softkat, a division of Baker & Taylor, Inc.(1)

10.7 -- Distribution Agreement dated January 15, 1992, as amended on February 10, 1993, between the Company and Merisel, Inc.(1)

10.8 -- CD-ROM Development Agreement dated June 21, 1994 between the Company and Simon & Schuster, Inc.(1)

10.9 -- License Agreement dated September 21, 1992 between Bureau Development, Inc. and Viking Penguin(1)

10.10 -- Software Development Agreement dated December 7, 1992 between Bureau Development, Inc. and Prentice Hall General Reference, a Division of Simon & Schuster, Inc.(1)

10.11 -- Amended and Restated Bureau of Electronic Publishing, Inc. 1994 Stock Option Plan(1)

10.12 -- Assignment and Assumption Agreement dated September 30, 1994 between the Company and Bureau Development, Inc.(1)

10.13 -- Agreement dated August 10, 1995 by and between Chelsea House Publishers and the Company(2)

10.14 -- Lease dated January 25, 1996 between the Company and Lester M. Entin Associates(3)

10.15 -- Agreement and Plan of Merger dated January 23, 1997, by and among the Company, BEPI Acquisition Corporation, Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF")(4)

10.16 -- Joint Venture Agreement, dated as of February 9, 1996 by and among PCG and JCF(4)

27  --  Financial Data Schedule


     ------------

     (1) Incorporated by reference to the Company's registration statement on Form SB-2 (File #33-93474) filed on June 15, 1995

     (2) Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1995.

     (3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

     (4) Incorporated by reference to the Company's Form 8-K filed February 7, 1997.

          (b)  Reports on Form 8-K

          A report on Form 8-K reporting the closing of the Merger was filed on February 7, 1997. It contained Item 1--Changes in Control of Registrant, Item 2--Acquisition or Disposition of Assets, Item 5--Other Events (relating to the issuance of Preferred Stock in a private placement), and Item 7(C)--Exhibits, Amended reports on Form 8-K/A were filed on April 8 and 22, 1997 containing Item 7(a) and
          (b)--Financial Statements relating to the Merger.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACIFIC CHEMICAL, INC.

Date:             August 19, 1997           By:/s/ J.S. Pan
                                               --------------------------
                                            J.S. Pan, Vice President and
                                               Chief Financial Officer

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                  JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 2,841
   Accounts receivable                                                              16
   Inventories                                                                   3,842
   Prepaid expenses and other current assets                                     3,640
                                                                               -------
       Total current assets                                                     10,339

PROPERTY AND EQUIPMENT, net                                                     18,335
OTHER ASSETS                                                                     6,131
GOODWILL                                                                         2,304
                                                                               -------

       Total assets                                                            $37,109
                                                                               =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and other current liabilities                              $ 6,413
                                                                               -------

MINORITY INTEREST                                                               19,931
                                                                               -------

SHAREHOLDERS' EQUITY:

   Preferred stock, par value $.001 per share - 3,000,000 shares
     authorized, no shares outstanding                                              --
   Preferred stock Series B, par value $.001 per share - 20 shares
     authorized, 18.25 shares issued and outstanding                                --
   Preferred stock, Series C, par value $.001 per share - 500,000
     shares authorized, 500,000 shares issued and outstanding                        1
   Preferred stock, Series D, par value $.001 per share -20
     shares authorized, no shares outstanding                                       --
   Common stock, par value $.001 per share - 50,000,000 shares authorized,
     14,991,403 shares issued and outstanding                                       15
   Common stock purchase warrants, 1,340,476 warrants issued and outstanding       335
   Additional paid-in capital                                                    5,007
   Retained earnings                                                             5,407

                                                                               -------
       Total shareholders' equity                                               10,765
                                                                               -------
       Total liabilities and shareholders' equity                              $37,109
                                                                               =======

        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Six Months Ended          Three Months Ended
                                                          June 30,                      June 30,
                                                 ------------------------------  -------------------
                                                      1997          1996             1997        1996
                                                 -------------   --------       ----------      ------
NET SALES                                         $    31,143   $      --      $    13,772   $      --
                                                  -----------   -----------    -----------   -----------

COSTS AND EXPENSES:

   Cost of sales                                       18,603          --            8,641          --
   Selling, general and administrative expenses         1,292            41            785            20
                                                  -----------   -----------    -----------   -----------
                                                       19,895            41          9,426            20
                                                  -----------   -----------    -----------   -----------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                                   11,248           (41)         4,346           (20)

MINORITY INTEREST IN NET
   INCOME OF SUBSIDIARY                                 5,716          --            2,285          --
                                                  -----------   -----------    -----------   -----------

NET INCOME (LOSS)                                 $     5,532   $       (41)   $     2,061   $       (20)
                                                  ===========   ===========    ===========   ===========

NET INCOME (LOSS) PER SHARE                       $       .37   $    (11.87)   $       .13   $      --
                                                  ===========   ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       15,053,669         3,453     15,308,427         3,453
                                                  ===========   ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                         1997       1996
                                                                         ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                  $  5,532    $    (13)
                                                                      --------    --------
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:

       Depreciation and amortization                                       578        --
       Minority interest in net income of subsidiary                     5,716        --
       Changes in operating assets and liabilities:

         Decrease in accounts receivable                                    85        --
         Decrease in inventories                                         1,674        --
         Increase in prepaid expenses and other current assets          (1,614)       --
         Increase in other assets                                      (10,311)       --
         Decrease in accounts payable and other current liabilities     (1,741)         13
                                                                      --------    --------
         Total adjustments                                              (5,613)         13
                                                                      --------    --------
         Net cash used in operating activities                             (81)       --
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided from acquisition                                      101        --
                                                                      --------    --------
       Net cash provided by investing activities                           101        --
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of equity securities, net                      2,800        --
                                                                      --------    --------
       Net cash provided by financing activities                         2,800        --
                                                                      --------    --------


       Net increase in cash and cash equivalents                         2,820        --

CASH and CASH EQUIVALENTS, beginning of period                              21          13
                                                                      --------    --------

CASH and CASH EQUIVALENTS, end of period                              $  2,841    $     13
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid during the period for interest                           $   --      $   --
                                                                      ========    ========
   Cash paid during the period for taxes                              $   --      $   --
                                                                      ========    ========

        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements:

     The balance sheet as of June 30, 1997 and the related statements of income and cash flow for the periods ended June 30, 1997 and 1996 have been prepared by ("Pacific" or the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included with Form 8-K/A filed in April 1997. The statements of income for the three month and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

2.   Business Combination:

     On January 23, 1997, Bureau of Electronic Publishers, Inc. ("BEPI") acquired Pacific by merging a wholly-owned subsidiary into BEPI. The holders of Pacific's stock received an aggregate of 833,671.66 shares of the Company's Series A Preferred Stock, convertible into an aggregate of 13,894,528 post-split shares of the Company's common stock. As a result of this transaction, voting and management control of BEPI was transferred to the shareholders of Pacific. This transaction has been accounted for as a reverse acquisition with Pacific deemed the acquirer.

     As a result of this transaction, the following was recorded at January 23, 1997:

Cash                                                                      $  101
Accounts receivable                                                           80
Inventories                                                                   17
Property and equipment                                                        21
Other assets                                                                  83
Goodwill                                                                   2,405
                                                                          ------

                                                                          $2,707
                                                                          ======

Accounts payable and other current liabilities                            $  448
Common stock                                                                   1
Common stock purchase warrants                                               335
Additional paid-in capital                                                 1,923

                                                                       ---------
                                                                       $   2,707
                                                                       =========

3.   Organization and Operations:

     The Company's predecessor ("PCGL") was incorporated in the British Virgin Islands on November 28, 1995. The Company was incorporated in Delaware on May 8, 1988. On January 23, 1997, the Company acquired PCGL in a reverse merger which for financial reporting purposes has been accounted for as an acquisition of the Company by PCGL.

     Based on a joint venture agreement dated February 9, 1996 between Jinan Chemical Fibre Corporation ("JCFC"), a company incorporated in the People's Republic of China (the "PRC"), and PCGL, a Sinoforeign equity joint venture enterprise, Jinan Da Yang Chemical Fibre Company Limited (the "Joint venture"), was established (Note 5). Pursuant to the aforesaid agreement, the Company will pay $14,995,000 in cash as its capital contribution for 51% of the equity interest in the Joint Venture. JCFC owns 49% of the equity interest in the Joint Venture and contributed part of its production facilities and other assets including certain machinery and equipment, valued at $14,425,000, based on PRC regulations as its capital investment. The Joint Venture also succeeded to the business of manufacturing and sale of Purified Terephthalic Acid currently conducted by a plant of JCFC. As of June 30, 1997, the Company had contributed $2,000,000 of its equity investment. The operations of the Joint Venture are consolidated with the Company effective January 1, 1997.

4.   Summary of Significant Accounting Policies:

     a.  Fixed assets and depreciation

         Machinery and equipment are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed using the straight-line method over the assets' estimated useful lives of 14 years after taking into account the estimated residual value of 5% of the costs of the fixed assets.

     b.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual result could differ from those estimates.

     c.  Cash and cash equivalents

         The Company considers cash on hand, cash on deposit with banks and temporary investments having a maturity of three months or less to be cash equivalents.

     d.  Inventories

         Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Provision is made for obsolete, slow moving or defective items, where appropriate.

     e.  Foreign currency translation


         Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a Foreign Exchange Adjustment Center.

         Foreign currency transactions are translated from Renminbi at the exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the exchange rates prevailing at the balance sheet dates.

     f.  Income taxes

         Pursuant to the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises in the PRC, the Joint Venture is subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in its statutory accounts. In accordance with the provisions of the same income tax laws, the Company will be fully exempted from income taxes for two years starting from the first profit-making year followed by a 50% reduction for the next three years.

         Pursuant to the relevant income tax laws applicable to state-owned enterprises in the PRC, JCFC is subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in its statutory accounts.

     g.  Goodwill

         The company has classified goodwill the costs in excess of fair values of the net assets acquired. Goodwill is amortized over ten years on a straight-line basis.

     h.  Revenue recognition

         The joint venture has succeeded to the business of manufacturing and sale of PTA originally conducted by Plant No. 1. Plant No. 1 principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. A small portion of PTA is produced for sale to third parties. Sales revenue is recognized when the transfer of products to other production units of JCF occurs and is based on the sales prices set by the People's Republic of China Price Bureau.

5.   Joint Venture:

     As discussed in Note 3, the Company has a 51% interest in a joint venture. The joint venture conducts its operations in the People's Republic of China ("PRC") and is subject to various governmental economic policies regarding pricing. Operations are denominated in Renminbi.


     Key provisions of the joint venture agreement and related supplemental agreements between JCFC and Pacific include the following:

     o   the joint venture period of the Company is 50 years,

     o the profit and loss sharing ratio is the same as the percentage of equity interests held by the respective investors;

     o production will first serve the demand of JCFC's annual production requirements;

     o the joint venture will guarantee approximately 70,000 tons of PTA per annum to supply to JCFC at sales prices set by the PRC Price Bureau;

     o the joint venture will provide management and administrative services to the joint venture for a management fee;

     o the joint venture will purchase electricity and water from JCFC, and the Company will pay JCFC a one-off license and know-how fee for the use of certain fixed assets of JCFC. The total cost of the joint venture will be approximately Rmb 62.6 million;

     o JCFC will purchase certain raw materials for the joint venture. Such raw materials will be sold to the joint venture based on the prevailing market prices of such raw materials at the date of utilization for production by the joint venture.

     o JCFC will lease certain production equipment, land and buildings to the joint venture for a three year period for annual lease payments of approximately Rmb 35 million.

6.   Inventories:

Inventories at June 30, 1997 consisted of:

Raw materials                                                             $2,842
Finished goods                                                             1,000
                                                                          ------

                                                                          $3,842
                                                                          ======
7.   Shareholders' Equity:

     a.  Stock issuances


         On January 23, 1997, the Company issued 21,292 shares of the Company's common stock to various vendors and a lessor in settlement of various obligations.

         During the first quarter of 1997, the Company issued 833,672 shares of Series A preferred stock at a price of $0.10 per share in connection with the reverse merger (see Note 2). All Series A preferred shares were converted into 13,894,528 shares of common stock on June 19, 1997.

         During the first quarter of 1997, the Company issued 18.25 shares of Series B preferred stock at a price of $100,000 per share in an effort to raise funds to be used in the operations of the joint venture.

         During the first quarter of 1997, the Company issued 500 shares of Series C preferred stock at a price of $1,000 per share in an effort to raise funds to be used in the operations of the Joint Venture (see Note 2)

         Each share of Series B preferred stock is convertible into the number of shares of the Company's common stock determined by dividing $100,000 by a conversion price which is equal to the lesser of (a) $1.00 or (b) 75% of the average of the closing bid price of one share of common stock during the last five trading days immediately prior to the date of such conversion. Each share of Series C preferred is convertible into one share of common stock at $.50 per share.

     b.  Stock split

         On June 27, 1997, the Company effected a six-to-one reverse stock split for its common stock. All applicable share and per share data have been adjusted for the stock split.