Form 10QSB/A
period 1997-03-31
PACIFIC CHEMICAL INC
filed 1997-09-30
CIK 946737

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                               Commission File No. 33-93474

                             PACIFIC CHEMICAL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           22-2894444
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification number)

      745 Alexander Road
     Princeton, New Jersey                                       08540
-------------------------------                          ----------------------
     (Address of principal                                     (Zip Code)
      executive offices)

                                 (609) 514-1600
                           ---------------------------
                           (Issuer's telephone number)

                      Bureau of Electronic Publishing, Inc.
                      -------------------------------------
                                  (Former name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                             YES   X       NO
                                 -----        -----

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 15, 1997 was 14,991,403 shares.

The number of the issuer's common stock purchase warrants outstanding as of August 15, 1997 was 1,340,476 warrants.

Transitional Small Business Disclosure Format:   Yes         No   X
                                                     -----      -----

                            Page   1   of       pages
                                 -----    -----

Item 1.  Financial Statements

         The Financial Statements commence at page F-1.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-QSB/A. On January 23, 1997 the Agreement and Plan of Merger between the Company, the Company's British Virgin Islands ("BVI") subsidiary, Pacific Chemical Group Limited ("PCG"), and Jinan Chemical Fibre Corporation ("JCF") (the "Agreement") was simultaneously executed and closed. Pursuant to the Agreement, at the closing the Company's BVI subsidiary merged into PCG in a merger carried out pursuant to the laws of the BVI (the "Merger"). In connection with the Merger, the stockholders of PCG transferred 100% ownership of PCG to the Company and the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. As a result of the Merger, PCG became a wholly-owned subsidiary of the Company and the former stockholders of PCG acquired control of a substantial majority of the voting stock of the Company. This transaction has been accounted for as a reverse acquisition with PCG deemed the acquirer.

         Through PCG, the Company owns 51% and JCF owns 49% of a joint venture, Jinan Dayang Chemical Fibre Corporation (the "Joint Venture"). The Company's principal asset is its 51% interest in the Joint Venture. The Joint Venture has succeeded to the business of manufacturing and sale of purified terephthalic acid ("PTA") conducted by JCF's No. 1 Plant in Jinan, People's Republic of China ("PRC"). No. 1 Plant is principally engaged in the manufacture of PTA for further processing by other production units of JCF into polyester chip, film, staple and filament. The Company's multimedia education products business carried out prior to the Merger has been substantially discontinued. The Financial Statements and Notes and discussion below relate primarily to the business of the Joint Venture after the date of the closing of the Merger.

Working Capital and Liquidity

         On a consolidated basis, the Company had working capital of $4,190,000 at March 31, 1997. The Company believes that the Company and Plant No. 1 have sufficient working capital to carry out their normal operations for the next 12 months.

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

         In connection with the Merger, the Company carried out a private placement to obtain funds to be used in the operations of the Joint Venture, to defray certain costs of the Merger, and to pay part of the Purchase Price. The Company has issued in the private placement 18.25 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"). The Company has also agreed to issue shares of a Series D Convertible Preferred Stock ("Series D Preferred") convertible into 500,000 shares of Common Stock although that series of Preferred Stock has not yet been issued. Each share of Series B Preferred Stock is automatically convertible into 100,000 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000 at a price which is equal to the lesser of (a) $1.00 or (b) 75% of the average of the closing bid price of one share of Common Stock during the last five trading days immediately prior to the date of such conversion. Each share of Series C and Series D Preferred Stock is automatically convertible into two shares of the Company's Common Stock at $.50 per share when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. The increase in the authorized shares occurred in June, 1997, and accordingly, the preferred shares are convertible. As of August 15, 1997, the Company has received total proceeds of approximately $2,800,000 from the private placement.

Results of Operations

         The Company's principal asset is its 51% interest in the Joint Venture which operates the business of Plant No. 1. Almost all of Plant No. 1's sales are to other units of JCF. Sales for the 1997 Period are based upon prices set by a government price bureau. Sales for the three month periods ended March 31, 1997 were $17,371,000. JCF and the Joint Venture have entered into an agreement which permits the Joint Venture to set the price of PTA at the Joint Venture's choice of the government price bureau or the general market price of PTA. The Company believes that this agreement will help alleviate some of the effect of price swings on revenues.

         Cost of sales for the three month period ended March 31, 1997 was $9,962,000. Gross profit for the period was $7,409,000, representing 43% of sales. Selling, general and administrative expenses were $507,000 and $21,000 for the three month periods ended March 31, 1997 and 1996.

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

Item 2.  Changes in Securities

     On January 23, 1997, the Company completed the Merger. In connection with the Merger, the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock was automatically convertible into 100 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. The amount of stock was increased to 300,000,000 in June 1997, and the Series A shares were converted into 13,894,528 common shares on a post-split basis. In connection with the Company's private placement, other series of Preferred stock were created and issued as described more fully in "Management's Discussion and Analysis or Plan of Operations--Working Capital and Liquidity."

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

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1  --  Certificate of Incorporation of the Company, as amended (1)(4)

     3.2  --  By-laws of the Company (1)

     4.1 -- Form of Representative's Warrant Agreement between the Company and Meyers Pollock Robbins, Inc., with form of warrant attached (1)

     4.2 -- Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company with form of warrant attached (1)

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

     10.16 -- Joint Venture Agreement, dated as of February 9, 1996 by and among PCG and JCF (4)

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

          (a)  Reports on Form 8-K

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

                                              PACIFIC CHEMICAL, INC.

Date: September 22, 1997                      By: /s/ J.S. Pan
                                                  ----------------------------
                                                  J.S. Pan, Vice President and
                                                     Chief Financial Officer

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                 MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 3,100
   Accounts receivable                                                                  29
   Inventories                                                                       2,390
   Prepaid expenses and other current assets                                         3,468
                                                                                   -------
       Total current assets                                                          8,987

PROPERTY AND EQUIPMENT, net                                                         18,583
OTHER ASSETS                                                                         1,212
GOODWILL                                                                             2,365
                                                                                   -------

       Total assets                                                                $31,147
                                                                                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other current liabilities                                  $ 4,797
                                                                                   -------

MINORITY INTEREST                                                                   17,645
                                                                                   -------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share - 3,000,000 shares
     authorized, no shares outstanding                                                 -
   Preferred stock Series B, par value $.001 per share - 20 shares
     authorized, 18.25 shares issued and outstanding                                   -
   Preferred stock, Series C, par value $.001 per share - 500,000
     shares authorized, 500,000 shares issued and outstanding                            1
   Preferred stock, Series D, par value $.001 per share -20
     shares authorized, no shares outstanding                                          -
   Common stock, par value $.001 per share - 50,000,000 shares authorized,
     14,991,403 shares issued and outstanding                                           15
   Common stock purchase warrants, 1,340,476 warrants issued and outstanding           335
   Additional paid-in capital                                                        5,007
   Retained earnings                                                                 3,347
                                                                                   -------
       Total shareholders' equity                                                    8,705
                                                                                   -------


       Total liabilities and shareholders' equity                                  $31,147
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

                                                            Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                          1997              1996
                                                      -----------       -----------
NET SALES                                             $    17,371   $           -
                                                      -----------       -----------

COSTS AND EXPENSES:
   Cost of sales                                            9,962               -
   Selling, general and administrative expenses               507                21
                                                      -----------       -----------
                                                           10,469                21
                                                      -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                      6,902               (21)

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY               3,431               -
                                                      -----------       -----------

NET INCOME (LOSS)                                     $     3,471       $       (21)
                                                      ===========       ===========

NET INCOME (LOSS) PER SHARE                           $       .23       $     (6.08)
                                                      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           14,796,080             3,453
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

                                                                             Three Months Ended
                                                                                  March 30,
                                                                          --------------------------
                                                                             1997             1996
                                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   3,471        $     (21)
                                                                          ---------        ---------
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                            270              -
       Minority interest in net income of subsidiary                          3,431              -
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                         72              -
         Decrease in inventories                                              3,126              -
         Increase in prepaid expenses and other current assets               (1,442)             -
         Increase in other assets                                            (5,995)             -
         Decrease in accounts payable and other current liabilities          (2,755)              21
                                                                          ---------        ---------
         Total adjustments                                                   (3,293)              21
                                                                          ---------        ---------
         Net cash provided by operating activities                              178              -
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided from acquisition                                           101              -
                                                                          ---------        ---------
       Net cash provided by investing activities                                101              -
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of equity securities, net                           2,800              -
                                                                          ---------        ---------
       Net cash provided by financing activities                              2,800              -
                                                                          ---------        ---------

       Net increase in cash and cash equivalents                              3,079              -

CASH and CASH EQUIVALENTS, beginning of period                                   21               13
                                                                          ---------        ---------

CASH and CASH EQUIVALENTS, end of period                                  $   3,100        $      13
                                                                          =========        =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for interest                               $     -          $     -
                                                                          =========        =========
   Cash paid during the period for taxes                                  $     -          $     -
                                                                          =========        =========

        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements:

     The balance sheet as of March 31, 1997 and the related statements of income and cash flow for the periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included with Form 8-K/A filed in April 1997. The statements of income for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     In addition, the accompanying financial statements give effect to the conversion of Series A preferred shares into common stock and a six-to-one reverse stock split for its common stock which took place in June 1997 (Note 7).

2.   Business Combination:

     On January 23, 1997, Bureau of Electronic Publishers, Inc. ("BEPI") acquired PCG by merging a wholly-owned subsidiary into a subsidiary of BEPI. The holders of PCG's stock received an aggregate of 833,671.66 shares of the Company's Series A Preferred Stock, convertible into an aggregate of 13,894,528 post-split shares of the Company's common stock. As a result of this transaction, voting and management control of BEPI was transferred to the shareholders of PCG. This transaction has been accounted for as a reverse acquisition with PCG deemed the acquirer.

     As a result of this transaction, the following was recorded at January 23, 1997:

     Cash                                                              $  101
     Accounts receivable                                                   80
     Inventories                                                           17
     Property and equipment                                                21
     Other assets                                                          83
     Goodwill                                                           2,405
                                                                       ------

                                                                       $2,707
                                                                       ======


     Accounts payable and other current liabilities                    $  448
     Common stock                                                           1
     Common stock purchase warrants                                       335
     Additional paid-in capital                                         1,923
                                                                       ------

                                                                       $2,707
                                                                       ======

3.   Organization and Operations:

     PCG was incorporated in the British Virgin Islands on November 28, 1995.

     Based on a joint venture agreement dated February 9, 1996 between Jinan Chemical Fibre Corporation ("JCFC"), a company incorporated in the People's Republic of China (the "PRC"), and the Company, a Sinoforeign equity joint venture enterprise, Jinan Da Yang Chemical Fibre Company Limited (the "Joint venture"), was established (Note 5). Pursuant to the aforesaid agreement, the Company will pay $14,995,000 in cash as its capital contribution for 51% of the equity interest in the Joint Venture. JCFC owns 49% of the equity interest in the Joint Venture and contributed part of its production facilities and other assets including certain machinery and equipment, valued at $14,425,000, based on PRC regulations as its capital investment. The Joint Venture also succeeded to the business of manufacturing and sale of Purified Terephthalic Acid currently conducted by a plant of JCFC. As of March 31, 1997, the Company had contributed $2,000,000 of its equity investment. The operations of the Joint Venture are consolidated with the Company effective January 1, 1997.

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

6.   Inventories:


     Inventories at March 31, 1997 consisted of:

     Raw materials                                                     $1,769
     Finished goods                                                       621
                                                                       ------

                                                                       $2,390
                                                                       ======

7.   Shareholders' Equity:

     a.  Stock issuances

         On January 23, 1997, the Company issued 21,292 shares of the Company's common stock to various vendors and a lessor in settlement of various obligations.

         During the first quarter of 1997, the Company issued 833,672 shares of Series A preferred stock at a price of $0.10 per share in connection with the reverse merger (see Note 2). All Series A preferred shares were converted into 13,894,528 shares of common stock on June 19, 1997. The accompanying balance sheet gives effect to this event.

         During the first quarter of 1997, the Company issued 18.25 shares of Series B preferred stock at a price of $1,000,000 per share in an effort to raise funds to be used in the operations of the joint venture.

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

     b.  Stock split

         On June 27, 1997, the Company effected a six-to-one reverse stock split for its common stock. All applicable share and per share data have been adjusted for the stock split. The accompanying balance sheet gives retroactive effect to the split.