Form 10QSB
period 1997-09-30
PACIFIC CHEMICAL INC
filed 1997-11-19
CIK 946737

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                  Commission File No. 1-13890

                             PACIFIC CHEMICAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      22-2894444
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification
                                                          number)

745 Alexander Road
Princeton, New Jersey                                    10022
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

                          YES   X    NO
                              ----       ----

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of November 15, 1997 was 14,991,403 shares.

The number of the issuer's common stock purchase warrants outstanding as of November 15, 1997 was 1,340,476 warrants.

Transitional Small Business Disclosure Format:   Yes        No   X
                                                     ----      ----

                               Page 1 of ___ pages

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

Working Capital and Liquidity

         On a consolidated basis, the Company had working capital of $6,083,000 at September 30, 1997. The Company believes that the Company and Plant No. 1 have sufficient working capital to carry out their normal operations for the next 12 months.

         Pursuant to the Agreement, the Company is required to pay $14,995,000 in cash as its capital contribution for its equity interests in the Joint Venture (the "Purchase Price"). To date, $2,500,000 of the Purchase Price has been paid. In the event that the full Purchase Price is not paid by February 1999, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. The Company currently does not have the resources to pay the remainder of the Purchase Price. The Company intends to finance the payment of the remainder of the Purchase Price through the public or private sale of its equities. The Company does not currently have any commitment or arrangements with respect to the financing of the remainder of the Purchase Price.

         In connection with the Merger, the Company carried out a private placement to obtain funds to be used in the operations of the Joint Venture and to defray certain costs of the Merger. The Company has issued in the private placement 18.25 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"). The Company has also agreed to issue shares of a Series D Convertible Preferred Stock ("Series D Preferred") convertible into 500,000 shares of Common Stock although that series of Preferred Stock has not yet been issued. Each share of Series B Preferred Stock is automatically convertible into 100,000 shares of the Company's Common Stock when the number of authorized shares of the Company's Common Stock is increased to 300,000,000 at a price which is equal to the lesser of (a) $1.00 or (b) 75% of the average of the closing bid price of one share of Common Stock during the last five trading days immediately prior to the date of such conversion. Each share of Series C and Series D Preferred Stock is automatically convertible into two shares of the Company's Common Stock at $.50 per share when the number of authorized shares of the Company's Common Stock is increased to 300,000,000. The increase in the authorized shares occurred in September, 1997, and accordingly, the preferred shares are convertible. As of November 15, 1997, the Company has received total proceeds of approximately $2,800,000 from the private placement.

Results of Operations

         The Company's principal asset is its 51% interest in the Joint Venture which operates the business of Plant No. 1. Almost all of Plant No. 1's sales are to other units of JCF. Sales for the 1997 Periods are based upon prices set by a government price bureau. Sales for the nine and three month periods ended September 30, 1997 were $44,452 and $13,314, respectively. JCF and the Joint Venture have entered into an agreement which permits the Joint Venture to set the price of PTA at the Joint Venture's choice of the government price bureau or the general market price of PTA. The Company believes that this agreement will help alleviate some of the effect of price swings on revenues.

         Cost of sales for the nine and three month periods ended September 30, 1997 were $27,079 and $8,476, respectively. Gross profit for the corresponding periods were $17,373 and $4,838, respectively, representing 39% and 36% of sales. Selling, general and administrative expenses were $2,122 and $830 for the nine and three month periods ended September 30, 1997.

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

Item 2.  Changes in Securities

     On January 23, 1997 the Company completed the Merger. In connection with the Merger, the stockholders of PCG received an aggregate of 833,671.66 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock was automatically convertible into 16.67 shares of the Company's Common Stock when the number of authorized shares of the Company's common Stock is increased to 300,000,000. The amount of stock was increased to 300,000,000 in September 1997, and the Series A shares were converted into 13,894,528 common shares on a post-split basis. In connection with the Company's private placement, other series of Preferred stock were created and issued as described more fully in "Management's Discussion and Analysis or Plan of Operations--Working Capital and Liquidity."

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





                             PACIFIC CHEMICAL, INC.


Date:        November 18, 1997          By: /s/ J.S. Pan
                                           ----------------------------
                                           J.S. Pan, Vice President and
                                           Chief Financial Officer

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                               SEPTEMBER 30, 1997
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $    2,655
   Accounts receivable                                                       21
   Inventories                                                            5,541
   Prepaid expenses and other current assets                              2,884
                                                                     ----------
       Total current assets                                              11,101

PROPERTY AND EQUIPMENT, net                                              20,057
DUE FROM JCFC                                                             6,483
OTHER ASSETS                                                                  6
GOODWILL                                                                  2,249
                                                                     ----------
       Total assets                                                  $   39,896
                                                                     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other current liabilities                    $    5,018
                                                                     ----------

MINORITY INTEREST                                                        21,902
                                                                     ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share - 3,000,000
     shares authorized, no shares outstanding
   Preferred stock Series B, par value $.001 per share - 20
     shares authorized, 18.25 shares issued and outstanding
   Preferred stock, Series C, par value $.001 per share -
     500,000 shares authorized, 500,000 shares issued and
     outstanding                                                              1
   Preferred stock, Series D, par value $.001 per share -
     20 shares authorized, no shares outstanding
   Common stock, par value $.001 per share - 50,000,000
     shares authorized, 14,991,403 shares issued and
     outstanding                                                             15
   Common stock purchase warrants, 1,340,476 warrants issued
     and outstanding                                                        335
   Additional paid-in capital                                             5,408
   Foreign currency translation adjustments                                 (28)

   Retained earnings                                                      7,245
                                                                     ----------
       Total shareholders' equity                                        12,976
                                                                     ----------
       Total liabilities and shareholders' equity                        39,896
                                                                     ==========


        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 Nine Months Ended                   Three Months Ended
                                                                   September 30,                        September 30,
                                                          ------------------------------       ----------------------
                                                              1997                1996             1997                1996
                                                          -------------         --------       -------------         --------
NET SALES                                                 $      44,457         $     -        $      13,314         $      -
                                                          -------------         --------       -------------         --------

COSTS AND EXPENSES:
   Cost of sales                                                 27,079               -                8,476
   Selling, general and administrative expenses                   2,122               85                 830                44
                                                          -------------         --------       -------------         ---------
                                                                 29,201               85               9,306                44
                                                          -------------         --------       -------------         ---------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                                             15,256              (85)              4,008               (44)

MINORITY INTEREST IN NET
   INCOME OF SUBSIDIARY                                           7,888               -                2,172                -
                                                          -------------         --------       -------------         --------

NET INCOME (LOSS)                                         $       7,368         $    (85)      $       1,836         $     (44)
                                                          =============         ========       =============         =========

NET INCOME (LOSS) PER SHARE                               $        .49          $ (24.62)      $        .12          $ (12.74)
                                                          ============          ========       ============          ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 15,191,357            3,453          15,462,239             3,453
                                                             ==========            =====          ==========       ===========


        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                             ---------------------------------
                                                                                                1997                  1996
                                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $     7,368           $       (85)
                                                                                             -----------           -----------
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                                                 872
       Minority interest in net income of subsidiary                                               7,888
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                              80
         Decrease in inventories                                                                     (25)
         Increase in prepaid expenses and other current assets                                      (858)
         Increase in due from JCFC                                                               (13,310)
         Decrease in other assets                                                                     77
         (Decrease) Increase in accounts payable and other current liabilities                    (2,331)                   85
                                                                                             -----------           -----------
       Total adjustments                                                                          (7,607)                   85
                                                                                             -----------           -----------
       Net cash used in operating activities                                                        (239)                    -
                                                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided from acquisition                                                                101                     -
                                                                                             -----------
       Net cash provided by investing activities                                                     101                     -
                                                                                             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of equity securities, net                                                2,800                     -
                                                                                             -----------
       Net cash provided by financing activities                                                   2,800                     -
                                                                                             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              (28)                    -
                                                                                             -----------

       Net increase in cash and cash equivalents                                                   2,634

CASH and CASH EQUIVALENTS, beginning of period                                                        21                    13
                                                                                             -----------           -----------
CASH and CASH EQUIVALENTS, end of period                                                     $     2,655           $        13
                                                                                             ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for interest                                                  $         -           $         -
                                                                                             ===========           ===========

   Cash paid during the period for taxes                                                               -                     -
                                                                                             ===========           ===========

        The accompanying notes are an integral part of these statements.



                             PACIFIC CHEMICAL, INC.
                (formerly Bureau of Electronic Publishing, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements:

     The balance sheet as of September 30, 1997 and the related statements of income and cash flow for the periods ended September 30, 1997 and 1996 have been prepared by ("Pacific" or the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included with Form 8-K/A filed in April 1997. The statements of income for the nine month and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     As a result of this transaction, the following was recorded at January 23, 1997:

     Cash                                                          $     101
     Accounts receivable                                                  80
     Inventories                                                          17
     Property and equipment                                               21
     Other assets                                                         83
     Goodwill                                                          2,405
                                                                   ---------
                                                                   $   2,707
                                                                   =========

     Accounts payable and other current liabilities                $     448
     Common stock                                                          1
     Common stock purchase warrants                                      335

     Additional paid-in capital                                        1,923
                                                                   ---------
                                                                   $   2,707
                                                                   =========



3.   Organization and Operations:

     The Company was incorporated in the British Virgin Islands on November 28,
1995.

     Based on a joint venture agreement dated February 9, 1996 between Jinan
Chemical Fibre Corporation ("JCFC"), a company incorporated in the People's
Republic of China (the "PRC"), and the Company, a Sinoforeign equity joint venture enterprise, Jinan Da Yang Chemical Fibre Company Limited (the "Joint
Venture"), was established (Note 5). Pursuant to the aforesaid agreement, the Company will pay $14,995,000 in cash as its capital contribution for 51% of the equity interest in the Joint Venture. JCFC owns 49% of the equity interest in the Joint Venture and contributed part of its production facilities and other assets including certain machinery and equipment, valued at $14,425,000, based on PRC regulations as its capital investment. The Joint Venture also succeeded to the business of manufacturing and sale of Purified Terephthalic Acid currently conducted by a plant of JCFC. As of September 30, 1997, the Company had contributed $2,000,000 of its equity investment. The operations of the Joint
Venture are consolidated with the Company effective January 1, 1997.

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

         Assets and liabilities of the Joint Venture are translated at the exchange rates prevailing at the balance sheet dates. Related revenues and expenses are translated at average exchange rates in effect during the period.
Resulting translation adjustments are recorded as a component in shareholders' equity.



4.   Summary of Significant Accounting Policies:  (Cont'd)

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



5.   Joint Venture:  (Cont'd)

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

6.   Inventories:

     Inventories at September 30, 1997 consisted of:

     Raw materials                                                    $   4,141
     Finished goods                                                       1,400
                                                                      ---------
                                                                      $   5,541
                                                                      =========


7.   Shareholders' Equity:

     a.  Stock issuances

         On January 23, 1997, the Company issued 21,292 shares of the Company's common stock to various vendors and a lessor in settlement of various obligations.

         During the first quarter of 1997, the Company issued 833,672 shares of Series A preferred stock at a price of $0.10 per share in connection with the reverse merger (see Note 2). All Series A preferred shares were converted into 13,894,528 shares of common stock on September 19, 1997.

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

                                       F-7

