Form 10-Q/A
period 1997-06-30
PACIFIC CHEMICAL INC
filed 1997-12-18
CIK 946737

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                                    Commission File No. 33-93474

                             PACIFIC CHEMICAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 22-2894444
--------------------------------------         --------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

         745 Alexander Road
        Princeton, New Jersey                             10022
--------------------------------------         --------------------------
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

                                    YES   X   NO ____
                                        -----

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 15, 1997 was 14,991,403 shares.

The number of the issuer's common stock purchase warrants outstanding as of August 15, 1997 was 1,340,476 warrants.


Transitional Small Business Disclosure Format:   Yes ____   No   X
                                                                -----


                           Page   1   of ______ pages
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



         The statement of cash flows for the six months ended June 30, 1997 reflects cash used in operating activities of $81. This includes net income ($5,532) and the add back of minority interest in net income of the subsidiary ($5,716), less an increase in the amount due from JCFC ($10,388).

         Pursuant to the Agreement, the Company is required to pay $14,995,000 in cash as its capital contribution for its equity interests in the Joint Venture (the "Purchase Price"). To date, $2,000,000 of the Purchase Price has been paid. The Joint Venture intends to use the remaining Purchase Price to expand its production capacity. In the event that the full Purchase Price is not paid by February 1999, for whatever reason including the lack of ability to finance, the Company may forfeit its claim on its equity interests in the Joint Venture. The Company currently does not have the resources to pay the remainder of the Purchase Price. The Company intends to finance the payment of the remainder of the Purchase Price through the public or private sale of its equities. The Company does not currently have any commitment or arrangements with respect to the financing of the remainder of the Purchase Price.


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

     (4) Incorporated by reference to the Company's Form 8-K filed February 7, 1997.

          (a)  Reports on Form 8-K

          A report on Form 8-K reporting the closing of the Merger was filed on February 7, 1997. It contained Item 1--Changes in Control of Registrant, Item 2--Acquisition or Disposition of Assets, Item 5--Other Events (relating to the issuance of Preferred Stock in a private placement), and Item 7(Copyright)--Exhibits, Amended reports on Form 8-K/A were filed on April 8 and 22, 1997 containing Item 7(a)

          and (b)--Financial Statements relating to the Merger.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACIFIC CHEMICAL, INC.


Date:   December 18, 1997                   By:/s/ J.S. Pan
                                               -------------------------
                                            J.S. Pan, Vice President and
                                            Chief Financial Officer

                             PACIFIC CHEMICAL, INC.
                             ----------------------
                (formerly Bureau of Electronic Publishing, Inc.)
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                    (In thousands, except per share amounts)
                                  JUNE 30, 1997
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------


CURRENT ASSETS:
   Cash and cash equivalents                                                              $     2,841
   Accounts receivable                                                                             16
   Inventories                                                                                  3,842
   Prepaid expenses and other current assets                                                    3,640
                                                                                          -----------
       Total current assets                                                                    10,339

PROPERTY AND EQUIPMENT, net                                                                    18,335
DUE FROM JCFC                                                                                   6,125
OTHER ASSETS                                                                                        6
GOODWILL                                                                                        2,304
                                                                                          -----------

       Total assets                                                                       $    37,109
                                                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and other current liabilities                                         $     6,413
                                                                                          -----------

MINORITY INTEREST                                                                              19,931
                                                                                          -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share - 3,000,000 shares
     authorized, no shares outstanding                                                             -
   Preferred stock Series B, par value $.001 per share - 20 shares
     authorized, 18.25 shares issued and outstanding                                               -
   Preferred stock, Series C, par value $.001 per share - 500,000
     shares authorized, 500,000 shares issued and outstanding                                       1

   Preferred stock, Series D, par value $.001 per share -20
     shares authorized, no shares outstanding                                                      -
   Common stock, par value $.001 per share - 50,000,000 shares authorized,
     14,991,403 shares issued and outstanding                                                      15
   Common stock purchase warrants, 1,340,476 warrants issued and outstanding                      335
   Additional paid-in capital                                                                   5,007
   Retained earnings                                                                            5,407
                                                                                          -----------
       Total shareholders' equity                                                              10,765
                                                                                          -----------
       Total liabilities and shareholders' equity                                         $    37,109
                                                                                          ===========


        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                             ----------------------
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 Six Months Ended                    Three Months Ended
                                                                     June 30,                             June 30,
                                                          ------------------------------       -------------------------------
                                                              1997                1996             1997                1996
                                                          -------------         --------       -------------         ------

NET SALES                                                 $      31,143         $     -        $      13,772         $      -
                                                          -------------         --------       -------------         ---------

COSTS AND EXPENSES:
   Cost of sales                                                 18,603               -                8,641                -
   Selling, general and administrative expenses                   1,292               41                 785                20
                                                          -------------         --------       -------------         ---------
                                                                 19,895               41               9,426                20
                                                          -------------         --------       -------------         ---------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                                             11,248              (41)              4,346               (20)

MINORITY INTEREST IN NET
   INCOME OF SUBSIDIARY                                           5,716               -                2,285                -
                                                          -------------         --------       -------------         ---------

NET INCOME (LOSS)                                         $       5,532         $    (41)      $       2,061         $     (20)
                                                          =============         ========       =============         =========

NET INCOME (LOSS) PER SHARE                               $         .37         $ (11.87)      $         .13         $      -
                                                          =============         ========       =============         =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 15,053,669            3,453          15,308,427             3,453
                                                             ==========            =====          ==========             =====


        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                             ----------------------
                (formerly Bureau of Electronic Publishing, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                1997              1996
                                                                                             ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $     5,532       $       (41)
                                                                                             -----------       -----------
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                                                 578                -
       Minority interest in net income of subsidiary                                               5,716                -
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                              85                -
         Decrease in inventories                                                                   1,674                -
         Increase in prepaid expenses and other current assets                                    (1,614)               -
         Increase in due from JCFC                                                               (10,388)               -
         Decrease in other assets                                                                     77                -
         (Decrease) increase in accounts payable and other current liabilities                    (1,741)               41
                                                                                             -----------       -----------
         Total adjustments                                                                        (5,613)               41
                                                                                             -----------       -----------
         Net cash used in operating activities                                                       (81)               -
                                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided from acquisition                                                                101                -
                                                                                             -----------       -----------
       Net cash provided by investing activities                                                     101                -
                                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of equity securities, net                                                2,800                -
                                                                                             -----------       -----------
       Net cash provided by financing activities                                                   2,800                -
                                                                                             -----------       -----------


       Net increase in cash and cash equivalents                                                   2,820                -

CASH and CASH EQUIVALENTS, beginning of period                                                        21                13
                                                                                             -----------       -----------

CASH and CASH EQUIVALENTS, end of period                                                     $     2,841       $        13
                                                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for interest                                                  $        -        $        -
                                                                                             ===========       ==========
   Cash paid during the period for taxes                                                     $        -        $        -
                                                                                             ===========       ==========



        The accompanying notes are an integral part of these statements.

                             PACIFIC CHEMICAL, INC.
                             ----------------------
                (formerly Bureau of Electronic Publishing, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   Financial Statements:
     --------------------

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

2.   Business Combination:
     --------------------

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

     As a result of this transaction, the following was recorded at January 23, 1997:

     Cash                                                         $     101
     Accounts receivable                                                 80
     Inventories                                                         17
     Property and equipment                                              21
     Other assets                                                        83
     Goodwill                                                         2,405
                                                                  ---------

                                                                  $   2,707
                                                                  =========


     Accounts payable and other current liabilities               $     448
     Common stock                                                         1
     Common stock purchase warrants                                     335
     Additional paid-in capital                                       1,923
                                                                  ---------

                                                                  $   2,707
                                                                  =========
                                       F-4

3.   Organization and Operations:
     ---------------------------

     The Company was incorporated in the British Virgin Islands on November 28, 1995.

     Based on a joint venture agreement dated February 9, 1996 between Jinan Chemical Fibre Corporation ("JCFC"), a company incorporated in the People's Republic of China (the "PRC"), and the Company, a Sino-foreign equity joint venture enterprise, Jinan Da Yang Chemical Fibre Company Limited (the "Joint Venture"), was established (Note 5). Pursuant to the aforesaid agreement, the Company will pay $14,995,000 in cash as its capital contribution for 51% of the equity interest in the Joint Venture. JCFC owns 49% of the equity interest in the Joint Venture and contributed part of its production facilities and other assets including certain machinery and equipment, valued at $14,425,000, based on PRC regulations as its capital investment. The Joint Venture also succeeded to the business of manufacturing and sale of Purified Terephthalic Acid currently conducted by a plant of JCFC. As of June 30, 1997, the Company had contributed $2,000,000 of its equity investment. The operations of the Joint Venture are consolidated with the Company effective January 1, 1997.

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


         For purposes of these financial statements, translation of amounts from Chinese Renminbi into United States dollars has been made at the rate of $1.00 = Rmb8.2955 announced by the Bank of China on March 17, 1997, which approximates the rate at June 30, 1997 and the average rate for the period January 1, 1997 to June 30, 1997.

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



     Summarized results of operations of the Joint Venture for the six months ended June 30, 1997 are presented below:

     Sales                                                   $  31,126
     Gross profit                                               12,543
     Net income                                                 11,665

     Funds generated by the Joint Venture, which are deposited with JCFC, are classified as Due from JCFC on the accompanying balance sheet.


6.   Inventories:

     Inventories at June 30, 1997 consisted of:

     Raw materials                                           $   2,842
     Finished goods                                              1,000
                                                             ---------

                                                             $   3,842
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

         During the first quarter of 1997, the Company issued 500 shares of Series C preferred stock at a price of $1,000 per share in an effort to raise funds to be used in the operations of the Joint Venture (see Note 2).

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